Form 10-K
period 1995-09-30
ASHA CORP
filed 1996-02-12
CIK 789547

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                     FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the Fiscal Year Ended September 30, 1995

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 For the transition period from _________ to __________

                           Commission File No. 0-16176

                                 ASHA CORPORATION
               ----------------------------------------------------
               Exact Name of Registrant as Specified in its Charter

            Delaware                                        84-1016459
-------------------------------                  -----------------------------
  State or Other Jurisdiction                   I.R.S. Employer Identification
of Incorporation or Organization                             Number

                                600 C Ward Drive
                         Santa Barbara, California  93111
           ----------------------------------------------------------
           Address of Principal Executive Offices, Including Zip Code

Registrant's telephone number, including area code:  (805) 683-2331

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.00001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X     No ---

As of December 29, 1995, 7,074,367 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the shares held by non-affiliates was approximately $18,600,000.

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ---

Documents incorporated by reference: None.

                                      PART I

ITEM 1.  BUSINESS
-----------------

GENERAL DEVELOPMENT OF BUSINESS

     ASHA Corporation (the "Company") is a development stage enterprise formed under the laws of the State of Delaware on January 28, 1986, under the name "Capital Equity Resources, Inc." to seek and acquire a business opportunity.

     In May 1986, the Company completed a public offering of 235,294 Units, each Unit consisting of one share of Common Stock, five Class A Warrants and five Class B Warrants, at an offering price of $0.85 per Unit. The net proceeds of the offering to the Company was approximately $163,000. On August 20, 1986, the Company's shareholders approved, among other things, a change in the name of the Corporation to ASHA Corporation and an increase in the number of authorized shares of Common Stock from 500,000,000 to 800,000,000.

     On August 27, 1986, the Company acquired 100% of the outstanding shares of ASHA Enterprises, Inc. ("ASHA") in exchange for 4,612,848 shares of the Company's $0.00001 par value Common Stock. ASHA initially devoted all of its efforts to the development of a full-time all-wheel drive, four passenger sport utility automobile (Life Style Vehicle - LSV) which was developed around a new automotive architecture invented by ASHA's President, Alain J-M Clenet. ASHA has a royalty free license from Mr. Clenet to use this invention in connection with the all-wheel drive vehicle. On August 27, 1986, the Company changed its name to "ASHA Corporation" to reflect this acquisition. As a result of this transaction, there was a complete change in control of the Company.

     Effective February 6, 1987, Class A and B warrants and the Common Stock underlying the warrants were registered with the Securities and Exchange Commission. The warrants were called by the Company and all warrants not exercised were canceled. There are no warrants currently outstanding. As a result of this registration, Class A and B warrants totaling 1,135,951 and 269,845 shares of common stock, respectively, were exercised resulting in cash proceeds to the Company of $3,078,366 during the year ended September 30, 1987.

     ASHA created a full size model of the Life Style Vehicle (LSV) (pushmobile) and used this model for styling clinics and to introduce the vehicle to various companies in the automobile industry. A chassis mule, or full size driveable prototype was then developed and demonstrated to certain interested parties.

     On February 29, 1988, a manufacturing and license agreement was signed with C&C Incorporated, a subsidiary of MASCO Industries, Inc. ("MASCO") for the manufacture of the vehicle. This agreement granted to C&C Incorporated an exclusive license to make or have made and market the ASHA vehicle in North America and a non-exclusive license to market the vehicle throughout the rest of the world. In consideration for this license, a non-refundable cash payment of $750,000 was paid to ASHA in 1988. This agreement expired in January 1991. In addition, C&C was granted a right of first refusal for the manufacture and marketing of new products developed by or on behalf of ASHA or its President, Alain J-M Clenet. This right was granted for a three year period ending in January 1991. Payments received for this right totaled $400,000, of which $150,000 was received in 1988 and 1989, and $100,000 in
1990. The right of first refusal terminated in January 1991, and has not been renewed.

     On December 9, 1993, the Company's shareholders approved a proposed reverse split of the outstanding shares of the Company's Common Stock of 1 for
85. The reverse split was effective at the close of the market on February 1, 1994. All share data in this report gives a retroactive effect to the reverse stock split.

     On March 9, 1994, Brian Chang, an international businessman, purchased 235,924 of newly issued shares of the Company's Common Stock for $1,000,000. Chang is currently a major shareholder in TAISUN Automotive, a Singapore based company, which has formed a joint venture with ASHA. On July 29, 1994, Brian Chang purchased 800,000 shares of ASHA Common Stock from an outside shareholder at a negotiated price, and in October 1995, he purchased an additional newly issued 181,181 shares for $750,000. Mr. Chang currently owns approximately 17.2% of the Company's Common Stock.

     On August 11, 1994, ASHA entered into a joint venture for the production and sale of vehicles and for the licensing of GERODISC technology in China and Malaysia and other activities. This joint venture has been formed as ASHA/TAISUN PTE. LTD., a Singapore corporation, which is owned 50% by the Company and 50% by TAISUN Automotive. The Company has contributed a license agreement to the joint venture valued at $100,000. The Company and TAISUN Automotive verbally agreed that the Company would contribute $900,000 in cash and TAISUN Automotive would contribute $1,000,000 in cash to the joint venture, and these contributions were made during the fiscal year ended September 30, 1995. Alsoy during the fiscal year ended September 30, 1995, the Company and TAISUN Automotive agreed that each party would contribute an additional $295,000 to the joint venture.

PRODUCT DEVELOPMENT

     THE ASHA GERODISC SYSTEM

     The Company's primary product line is an automatic hydromechanical traction control device which has been named The ASHA GERODISC System. It is a self-activating device that can prevent wheel spin on all four types of vehicle platforms: front-wheel drive, rear-wheel drive, four-wheel drive and all-wheel drive.

     GERODISC competes favorably with electronic traction control, a popular but expensive option, and various less expensive mechanical and hydromechanical limited slip differentials currently available for certain applications. Unlike electronic traction control systems which reduce wheel spin by limiting power to a vehicle's driven wheels, GERODISC transmits power to the wheels in proportion to the traction available at each driven wheel. The ability of GERODISC to provide a traction patch for each driven wheel also differs from a conventional mechanical limited slip differential which only provides one traction patch per axle. GERODISC is also smaller, lighter and quicker acting than conventional traction control differentials and does not introduce noise, vibration or harshness into a vehicle because of its transparent engagement.

     GERODISC is sensitive to, and controls speed differences between the right and left wheels of the drive axle of front-wheel and rear-wheel drive vehicles and speed differences between the front and rear axles of four-wheel drive and all-wheel drive vehicles.

     GERODISC is the only known limited slip technology that is tunable and powerful enough to have universal application in all vehicle drive architectures. GERODISC is compatible with electronic engine management systems and with ABS. GERODISC is uniquely adaptable to front-wheel drive vehicles in that its operation does not induce feedback to the driver through the steering wheel and does not impart harsh forces into the vehicle drive train. Conversely, Electronic Traction Control operates by applying the brake to whichever wheel has lost traction. This technique pulses the brake, which can be felt through the steering wheel, induces harmful torque spikes into the axles and transmission, can overheat brakes, and is costly to manufacture and repair.

     For rear-wheel drive, GERODISC has proven to be the most powerful, yet transparent, speed/torque sensitive limited slip device available.

     Four-wheel drive (4WD) and all-wheel drive (AWD) vehicles are typically expensive, heavy, incorporate drive train components that induce drive train/ transmission stresses, and affect fuel economy negatively. The ASHA GERODISC System eliminates the expensive components, such as two differentials and/or viscous couplings, as well as the elimination of a large portion of the associated weight of a typical 4WD or AWD. With less weight, components, mechanical stress and transmission windup, GERODISC provides better fuel economy and maximum traction. In these vehicles, GERODISC eliminates a center differential or viscous coupling. The secondary drive axle differential is replaced by two GERODISC couplings. GERODISC activates automatically when needed, without electronics. Similar to the GERODISC Limited Slip Differential, the 4WD/AWD coupling system is self-activating and transparent to the driver.

     As of December 1995, approximately 55 individual GERODISC prototypes have been built for evaluation by OEM's or first tier suppliers and another 17 prototypes are currently in production.

     NEW VENTURE GEAR, INC. LICENSE AGREEMENT

     On August 19, 1993, ASHA Corporation entered into a licensing agreement with New Venture Gear, Inc. ("NVG") to market GERODISC. NVG is a joint venture that is wholly owned by Chrysler and General Motors. The agreement allows NVG to manufacture and sell the device in the next generation of four-wheel drive transfer case products in North American and Europe, subject to certain restrictions. The Company received a good faith deposit under this agreement during the year ended September 30, 1993. The Company has received two $250,000 payments from NVG to keep the agreement in force through 1994 and 1995, and NVG has committed to pay $450,000 by January 31, 1996, to keep the agreement in force throughout the life of ASHA's patents.

     In December 1994, the Company and NVG amended the license agreement to provide that in the event NVG is awarded a production program by a major OEM, NVG will pay $1,000,000 to the Company at the beginning of the first model year of production. On December 24, 1994, NVG was awarded a production program with a major OEM and the first model year is anticipated to be 1998.

     During October 1995, the Company entered into an option agreement with NVG which granted NVG a twelve month option to acquire non-exclusive licenses for up to three different applications in North America. The three applications are rear axles, transaxles and twin-disc front axles. If NVG exercises any option, a license fee ranging from $700,000 to $1,900,000 will be payable, depending on the application, and a per unit royalty will also be payable. Although NVG must sell the GERODISC applications within North America, the vehicles incorporating GERODISC may be sold anywhere in the world.

     DANA CORPORATION LICENSE AGREEMENT

     On December 28, 1994, the Company entered into an agreement with DANA Corporation in which the Company licensed DANA to manufacture and market GERODISC for front axles exclusively and for rear axles non-exclusively in North America, South America, Europe, South Korea and Taiwan. On February 2, 1995, the Company received a $1,000,000 license fee, and an additional $1,000,000 payment was made during January 1996. In addition, the Company will receive a royalty on each unit produced under the agreement.

     AMERICAN AXLE AND MANUFACTURING, INC. OPTION AGREEMENT

     On November 1, 1995, the Company entered into an option agreement with American Axle and Manufacturing, Inc. which granted American Axle an eighteen month option to acquire non-exclusive licenses for up to three different applications world-wide. The three applications are rear axles, transaxles and twin-disc front axles. If American Axle exercises any option, a license fee ranging from $1,000,000 to $2,000,000 will be payable, depending upon the application, and a per unit royalty will also be payable. American Axle paid $1,150,000 for the option.

     STEYR-DAIMLER-PUCH FAHRZEUGTECHNIK GMBH OPTION AGREEMENT

     On October 9, 1995, the Company entered into an option agreement with Steyr-Daimler-Puch Fahrzeugtechnik GmbH ("Steyr") which granted Steyr an option to acquire, on a right of first refusal basis, licenses for up to five different applications for the European market. The five applications are rear axles, transaxles for FWD, AWD front axles, twin-disc front axles, and AWD couplings. If Steyr exercises its option, a license fee will be payable in an amount to be agreed upon, and a per unit royalty may also be payable. Steyr is paying $100,000 for the option which will expire on June 30, 1996. The Company also agreed to fabricate, assemble and test a GERODISC prototype for Steyr for which the Company will be paid $30,000 following the completion of engineering work and $50,000 upon final delivery and testing.

     On May 10, 1994, the Company received GERODISC patent approval from the U.S. Patent and Trademark Office. Other patents are pending and international patents have been applied for.

     LIFE STYLE VEHICLE - LSV

     The Company was originally engaged in developing an all-wheel drive sport utility vehicle suitable for on or off road use. The vehicle's engine was placed midway between the axles and utilized a patented drive train to transit power simultaneously to the front and rear. (U.S. patents 4,805,720 - Drive train and 1,050,134 - Body Design, other U.S. and foreign patents pending.)

     A manufacturing and license agreement with C&C Incorporated relating to the LSV expired in January 1991. Manufacturing rights, marketing efforts and development costs have reverted to ASHA.

     CIELO [TM]

     CIELO is an all glass roof with retractable headliner, suitable for use in a wide variety of vehicles including sedans, sports cars, vans, sport utility vehicles and limousines and desiged to compete in the sunroof market.

     Development work related to controlling and venting heat build-up within the automobile, a common problem, was conducted in 1989 and 1990.

     A prototype was developed and delivered to a European OEM in 1991. Another prototype was made in the Spring of 1991 for a vehicle in production in the U.S. This vehicle was shown at two marketing clinics in order to obtain consumer reaction. These clinics revealed that CIELO is being compared to sunroofs. Since CIELO does not open, it was perceived as unfavorable compared to sunroofs.

     As of January 1996, the CIELO technology is being offered for sale to sunroof manufacturers and other automotive suppliers.

     SOLARVENT [TM]

     SolarVent is a solar powered flush mount ventilation system that is unique as it allows for super heated air to escape, while restricting water from entering the vehicle. The water management system is proprietary. It is temperature controlled and totally passive, even when the vehicle is unattended. Due to the design's simplicity, SolarVent can be offered as an after market product and also can be offered as an option with a low retail price to the consumer. SolarVent has been adapted to work on automobiles and has applications with sun roofs, RV's, boats and other uses. Several OEM suppliers have expressed interest in the product. No contracts have been obtained to date, although a prototype was completed in December 1991, and another prototype contract was completed in December 1992, both for OEM's.

     As of January 1996, the SolarVent technology is being offered for sale to OEM suppliers.

     HIGH PERFORMANCE GERODISC [TM] APPLICATIONS

     While the Company's goal is to develop products for license to automotive OEM's or their suppliers, it has also determined to pursue opportunities for the specialized application of GERODISC technology in high performance and racing venues. These activities are expected to provide an avenue to generate ongoing revenues that do not have contractual delays that are typical of OEM agreements. To that end, ASHA offered GERODISC units to several Indycar teams for consideration in their 1994 and 1995 racing programs. On May 23, 1994, the Company successfully completed testing of a GERODISC limited slip differential for race car use. ASHA personnel installed two GERODISC LSD's, one torque/speed sensitive and one speed sensitive only. The vehicles demonstrated significant improvements in computer recorded lap times with improved directional stability in dry and wet conditions. The Company intends to supply performance units on a lease only basis, thereby protecting its proprietary technology and providing the Company with an ongoing opportunity to review the durability of each unit throughout its usefulness.

     In August 1994, the race car team of Newmann-Haas used the GERODISC in association with the Mid-Ohio race.

     On April 19, 1995, the Company entered into an agreement with Hall Racing, Inc., which granted Hall Racing the right to use GERODISC units on an exclusive basis for the 1995 Indycar racing season on the Reynard chassis vehicles owned by Hall Racing. On November 10, 1995, the Company and Hall Racing entered into a similar agreement for the 1996 Indycar racing season. The November 1995 agreement requires Hall Racing to pay $65,000 for the right to use GERODISC on an exclusive basis for the 1996 racing season plus $18,000 per unit on an annual lease basis.

     In September 1995, the Company completed development of a GERODISC prototype to be used by a European race team.

     ABC (ASHA BODY CONCEPT)

     ABC, a system for assembling automobiles that reduces weight by allowing lighter gauge steel while eliminating welding, is being developed. This process for assembling and rust proofing steel space frames is a long-term project with potential for improving the assembly of automobiles. ASHA/TAISUN plans to manufacture and assemble vehicles specifically designed for the Chinese and Southeast Asian markets utilizing this proprietary manufacturing process. This process should allow ASHA/TAISUN to significantly reduce the cost and start-up time of manufacturing automobiles in China and Southeast Asia. ABC's lightweight space-frame technology requires a limited amount of electrical power, a scarce commodity in many less developed areas. It relies mostly on natural gas for manufacturing which is abundant in China and other countries.

ASHA/TAISUN JOINT VENTURE

     The Company has entered into a joint venture with Singapore based TAISUN Automotive PTE LTD. ("TAISUN") for the production and sale of vehicles in the Far East. TAISUN is a manufacturer of vehicles, ships, electrical motors, fiberglass products, chemicals and properties. As part of the agreement, the Company will provide exclusive marketing rights to ASHA/TAISUN PTE LTD. ("ASHA/TAISUN") to license GERODISC technology to automotive and bus manufacturers in China and Malaysia. The license was granted as a contribution of capital to the joint venture valued at $100,000. The license agreement grants ASHA/TAISUN an exclusive license to use the GERODISC technology in the Republic of China and Malaysia. The Company is to receive a royalty of $5.00 per unit. Beginning in 1997, there will be a minimum royalty of $250,000 per year.

     ASHA/TAISUN is a majority owner of Jiaxing Independence Auto Design & Development Co. Ltd. ("JIAD&D"), a corporation formed under the laws of the Peoples Republic of China, for the purpose of engaging in the production and sale of automobiles in China. ASHA/TAISUN presently holds an 85% interest in JIAD&D, which includes a 25% interest being held in trust for the provincial government of Zhejiang province.

     JIAD&D intends to initially manufacture and sell taxis because of the demand for such vehicles in China. The vehicle is being designed to have a short turning radius with a long suspension to best accommodate driving conditions in China and Southeast Asian countries.

     The body design of the car will utilize the ASHA Body Concept ("ABC") which is based on the use of a lightweight space-age composite fiber material. Building a car with this material requires very little electrical power, which is scarce in most China provinces. Instead, natural gas, which is abundant in China, will be used.

     The car will have strong side supports for safety, but manufacturing a car for sale in China is much less expensive than it would be for cars to be sold in the United States or Europe because it is not necessary to meet the strict United States and European collision test procedures. In addition, the Company's ABC technology is not volume sensitive, and is cost effective in small or large volume production.

     The engines to be used in the cars are already being manufactured in China by another business and transmissions will also be available in China.

     JIAD&D has acquired a manufacturing plant facility in Jiaxing City in Zhejiang province in China, and a new 20,000 square foot three story building has been completed to house engineering and administrative functions. JIAD&D has the right to use the land on which these facilities are located for 50 years.

     JIAD&D presently has approximately 40 employees including 12 workers and 28 engineers and administrators.

     JIAD&D expects to produce up to 1,000 complete vehicles annually at the facility in Jiaxing. It is also expected to produce complete knock down kits (or CKD kits) at the same facility. A CKD kit includes all of the components for one vehicle.

     It is the intention of JIAD&D to sell CKD kits to businesses in other provinces of China. The CKD kits will be shipped from the Jiaxing facility to such businesses for assembly and sale. JIAD&D also expects to export the CKD kits to assemblers in other countries in Southeast Asia, where the vehicle will be assembled and sold outside of China.

     ASHA is building the production tooling and molds at its Santa Barbara facility before shipping them to the Jiaxing facility. ASHA is also building the first prototype at its facility. The following prototypes and all preproduction models will be built in Jiaxing. The Company expects that the first taxis will be produced and available for sale during the first six months of 1997.

     JIAD&D's strategy is to design a vehicle that can be produced in China by the Chinese in a manner in which they are accustomed to building products and utilizing the resources which are most readily available, e.g., manual labor. The frame of the vehicle will be made from tubular stainless steel and the body will be made from a composite fiber. These materials can be assembled using manual labor and they do not require the expensive process of painting. Approximately 80% of the components in the vehicles will be obtained from sources in China. The balance will come from sources in the United States and Brazil.

MARKETING

     An extensive marketing program has been developed. ASHA is increasing marketing efforts in Detroit, Europe and Asia. A full-time Detroit based marketing person was hired in January 1991. This person has extensive experience in the automotive business. Claude Dubois, a race car driver and automotive expert in Brussels, Belgium, was retained in April 1994 as a consultant to market the GERODISC technology to auto makers in Europe. An automotive import/export consultant was hired in August 1995 to locate sources for automobile components in South America to eventually be used in China.

PATENT RIGHTS

     ASHA has the following patents or pending patents:

     1. Vehicle Drive train - All wheel drive system, U.S. patent 4,805,720, 11/27/88, U.S. patent pending 11/16/90, foreign patents applied for.

     2. Life Style Vehicle Design - U.S. patent 307,247, Great Britain patent 1,050,134, applied for in other foreign countries.

     3. CIELO [TM]-Electric - U.S. patent 4,923,244, foreign patents applied for.

     4.   CIELO-Manual - U.S. patent 5,005,899.

     5. CIELO name trademark granted to CAMI, Inc., a joint venture owned 50% by ASHA.

     6.   SolarVent [TM] - U.S. patent 5,081,912.

     7.   SolarVent [TM] - U.S. registered trademark 1,662,384.

     8.   GERODISC [TM] - Issued patent and pending patents.

     9.   GERODISC [TM] - U.S. registered trademark 1,755,203.

     Patent applications are in progress in most industrial countries.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     A SolarVent [TM] prototype was completed in January 1993, for a European OEM. Revenue from this prototype was less than one hundred thousand dollars. A GERODISC [TM] prototype was completed during the last fiscal year for another European OEM. Revenue was less than one hundred thousand dollars.

     ASHA/TAISUN completed negotiations for the acquisition of an existing Chinese automotive company in early 1995. The initial pro-type of ASHA/TAISUN's newly developed vehicle is anticipated for Spring 1996. ASHA/TAISUN opened an office in Beijing on June 2, 1994, for licensing of GERODISC technology in China and Malaysia. However, through September 30, 1995, no revenues have been produced from these activities.

MAJOR CUSTOMERS

     During the year ended September 30, 1995, the allocation of the Company's revenues were 39% received or accrued from licenses for research and development and prototype development, 43% from DANA for licensing of GERODISC, 15% from ASHA/TAISUN for development of the world car, 2% for development of a racing GERODISC, 1% from a foreign OEM for research and development and prototype development.

     During the year ended September 30, 1994, the allocation of the Company's revenues were 45% received from Ford Motor Company for research and development and prototype development, 28% from licensing of GERODISC technology, 20% from New Venture Gear for research and development and prototype development, and 7% from a foreign OEM for research and development and prototype development.

STAFF

     ASHA has a staff of thirty-two people consisting of the Company's Chief Executive Officer, automotive designers, engineers and fabricators, one full-time marketing person based in Detroit, and three administrative support personnel. Product ideas are reviewed and where market applications are considered profitable and patent protection can be obtained, development work is performed.

ITEM 2.  PROPERTIES
-------------------

     The principal offices of the Company are located at 600 C Ward Drive, Santa Barbara, California 93111. This space is rented at a monthly rate of $6,306 through January 1999. Beginning in January 1995 and every January thereafter, the base rent will be adjusted in proportion to the percentage increase or decrease of the official Consumers Price Index of the Bureau of Labor Statistics, United States Department of Labor. In no event will the rent be increased more than 8% for any one adjustment period nor shall rent be less than the base rent. These facilities include office space, work areas for designers and a shop and equipment suitable for performing design, development and styling work. Approximately 12,936 square feet of space are utilized under this lease.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     The Company knows of no material pending legal proceedings to which the Company is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended September 30, 1995.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

     PRINCIPAL MARKET OR MARKETS. The Company's Common Stock is traded in the over-the-counter market and quotations are carried on the OTC Bulletin Board. The following table sets forth the high and low bid price for the Company's Common Stock for the periods indicated. These prices are believed to be inter-dealer quotations and do not include retail mark-ups, mark-downs, or other fees or commissions, and may not necessarily represent actual transactions.
[CAPTION]
             QUARTER ENDED                 HIGH BID           LOW BID
            [S]                            [C]                [C]
             December 31, 1993*             $6.38              $3.40
             March 31, 1994*                $9.50              $4.50
             June 30, 1994                  $8.50              $3.75
             September 30, 1994             $5.25              $3.00

             December 31, 1994              $6.50              $2.00
             March 31, 1995                 $6.75              $4.00
             June 30, 1995                  $6.25              $4.375
             September 30, 1995             $5.375             $3.50

             December 31, 1995              $6.25              $2.25
__________________

* Gives retroactive effect to a 1 for 85 reverse stock split which was effected on February 1, 1994.

     APPROXIMATE NUMBER OF SHAREHOLDERS OF COMMON STOCK. The number of holders of record of the Company's $.00001 par value Common Stock at December 29, 1995, was 2,709. Many shares are registered in the names of brokerage firms or other nominee names. As a result the Company estimates that it has in excess of 6,000 shareholders.

     DIVIDENDS. Holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's Common Stock and no dividends are anticipated to be paid in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     The following table sets forth certain selected financial data with respect to the Company and is qualified in its entirety by reference to the financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations:

                                                   At September 30,

-----------------------------------------------------------------
                             1995           1994          1993          1992
   1991

-----------------------------------------------------------------
Balance Sheet Data:
  Current Assets         $1,706,492      $1,154,502     $700,372      $517,585
  $913,578
  Total Assets            3,112,946       1,251,868      829,369       609,789
   974,911
  Current Liabilities       323,409          92,505       76,484       377,580
     2,581
  Long-term Liabilities       8,946            --           --            --
      --
  Stockholder Equity      2,780,591       1,159,363      752,885       232,209
   972,330

                                              For the Year Ended September 30,

-----------------------------------------------------------------
                             1995           1994          1993          1992
   1991

-----------------------------------------------------------------
Statement of Operations:
 Licenses and right of
  first refusal income    $3,619,345    $   250,000   $   50,000    $       0
$       0

 Contract service income     346,313        988,085    1,782,272      416,423
  148,407
 Interest and investment
  income                     100,095         22,258       11,896       33,571
   90,194
 Expenses:
  Research and develop-
    ment                   1,067,795        715,337      520,064      424,286
  314,601
  Officer salaries           414,415        359,791      353,248      330,869
  252,478
  Consulting fees               --             --           --           --
   18,000
  Legal and accounting        82,854         80,447       71,854       34,297
   42,416
  Patent applications         73,253         42,087       39,204       41,006
   60,233
  General and adminis-
    trative                  706,938        841,628      309,046      307,647
  466,995
  Taxes and licenses          98,946         81,231       53,727       46,354
   46,245
  Depreciation and
    amortization              48,792         55,411       35,224       20,557
   27,910
  Income taxes                41,427           --           --           --
     --
  Net income (loss)        1,531,333       (915,589)     461,801     (755,022)
 (990,277)
  Net income (loss) per
    common share          $   .22394    $   (.13655)  $   .07014    $ (.11573)
$ (.15000)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------

RESULTS OF OPERATIONS

     YEAR ENDED SEPTEMBER 30, 1995 VERSUS YEAR ENDED SEPTEMBER 30, 1994

     During the year ended September 30, 1995, the Company had revenue of approximately $4,066,000 as compared to approximately $1,260,000 during the year ended September 30, 1994. The substantial increase was due to license and right of first refusal revenue of $3,619,345. This revenue was a result of major licensing agreements - one with New Venture Gear, one with Dana Corporation, and a third with a prominent Indycar Race Team - relating to the Company's GERODISC technology. The Company had only $250,000 of similar revenue during the last fiscal year.

     Revenues from contract services were down in the year ended September 30, 1995, by approximately $567,000 as compared to the prior year. This is due to the fact that the Company had no revenue from contract services during the quarter ended December 31, 1994. During the quarter ended March 31, 1995, the Company started work on the ASHA/TAISUN joint venture and on advanced engineering on the GERODISC technology which resulted in the contract service revenue reported.

     Expenses for the year ended September 30, 1995, were up by approximately $317,000 over the prior year. Research and development expenses increased by approximately $352,000 as a result of the Company's work on the ASHA/TAISUN joint venture and advanced development of the GERODISC technology. Officers' salaries increased by approximately $55,000 partially as a result of the addition of a new President of the Company.

     General and administrative expenses for the year ended September 30, 1995, were approximately $707,000 as compared to approximately $842,000 during the prior year. The decrease was primarly due to the fact that the Company had a one-time expense related to a mass mailing which occurred during the quarter ended March 31, 1994.

     The net income of $1,531,333 during the year ended September 30, 1995, was a substantial improvement over the net loss of $(915,589) during the year ended September 30, 1994. The net income was a result of the license and right of first refusal revenue recorded during the current year.

     YEAR ENDED SEPTEMBER 30, 1994 VERSUS YEAR ENDED SEPTEMBER 30, 1993

     During the year ended September 30, 1994, the Company had revenue of approximately $1,260,000 as compared to approximately $1,844,000 during the year ended September 30, 1993. The decrease was due to the reduction in revenues from contract services which were down by approximately $794,000 as compared to the prior year. This was due to a decrease in OEM prototype development.

     Expenses for the year ended September 30, 1994, were up by approximately $794,000 over the prior year. Research and development expenses increased by approximately $195,000 as a result of the Company's work on the advanced development of the GERODISC technology.

     General and administrative expenses for the year ended September 30, 1994, were approximately $841,000 as compared to approximately $309,000 during the prior year. The increase was due to a number of factors. The Company had a one-time expense related to a mass mailing which occurred during the quarter ended March 31, 1994. Repairs and maintenance to the leased building increased in order to accommodate the ASHA/TAISUN project. Unused portions of the building were brought up to code in order to facilitate an efficient work space. Seminars, educational and computer software purchases increased to bring the staff and its equipment to comparable industry levels. A high caliber public relations firm proficient in the automotive industry, along with other shareholder benefits such as news releases, dedicated telephone lines and potential shareholder support caused cash and non-cash expense. New stock certificates were purchased as a result of the reverse stock split. Board of Directors fees increased due to the addition of new board members. This is a non-cash expense. Supplies increased to support out of state and overseas marketing efforts. Telephone cost increased because of increased public relations and marketing activities.

     The Company reported a net loss during the year ended September 30, 1994 of $(915,589) as compared to net income of $461,801 in the prior year. The loss in 1994 was directly related to a reduction in OEM prototype production due to licensing negotiations, which had the effect of increasing expenses while reducing revenues.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1995, the Company had working capital of approximately $1,373,000. The Company believes that it has sufficient liquidity to maintain the Company's current level of activities for the next twelve months. However, the Company is exploring the possibility of raising additional funds to finance additional marketing and other activities.

     During the year ended September 30, 1995, cash used in operating activities was approximately $(22,000) as compared to approximately $(393,000) used in operating activities during the year ended September 30, 1994. The reduced use of cash was a result of the net income for the year ended September 30, 1995. The Company had an increase in receivables, a non-cash asset, of approximately $2,264,000. This increase in non-cash assets was partially offset by increases in accounts payable and other accounts.

     Cash used in investing activities during the year ended September 30, 1995, was approximately $(739,650) as compared to approximately $(279,000) used in investing activities during the year ended September 30, 1994. The increase was primarily due to a $900,000 investment in the ASHA/TAISUN joint venture.

     Cash provided by financing activities for the year ended September 30, 1995, was approximately $149,000 as compared to approximately $999,000 provided by financing activities during the year ended September 30, 1994.
The reduction was due to the fact that the Company raised $1,000,000 from the private sale of Common Stock during the year ended September 30, 1994, and had no comparable stock sales in the current fiscal year.

     During the year ended September 30, 1994, cash used in operating activities was approximately $(393,000) as compared to approximately $(227,000) provided by operating activities during the year ended September 30, 1993. The decrease was a result of the net loss for the year ended September 30, 1994. The Company had a decrease in receivables, a non-cash asset, of approximately $138,000.

     Cash used in investing activities during the year ended September 30, 1994, was approximately $(279,000) as compared to approximately $(119,000) used in investing activities during the year ended September 30, 1993. The increase was primarily due to a $258,000 investment in the marketable equity securities.

     Cash provided by financing activities for the year ended September 30, 1994, was approximately $999,000 as compared to approximately $(287,000) used in financing activities during the year ended September 30, 1993. The change was due to the fact that the Company raised $1,000,000 from the private sale of Common Stock during the year ended September 30, 1994.

     The Company expects to invest an additional $750,000 in the ASHA/TAISUN joint venture during calendar year 1996. The Company has no other commitments to make material capital expenditures.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     The Independent Auditor's Report appears at page F-1 and the Financial Statements and Notes to Financial Statements appear at pages F-2 through F-20 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------------

        None.

                                     PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     The Directors, Nominees for Director and Officers of the Company are as follows:

       NAME            AGE                         POSITION

Alain J-M Clenet       51      Chairman of the Board and Chief Executive
                               Officer

John C. McCormack      64      President, Chief Operations Officer, Secretary
                               and Treasurer

Theo E. Shaffer        48      Executive Vice President

Kenneth R. Black       49      Vice President of Sales and Marketing

Sheila R. Ronis        45      Director

Robert J. Sinclair     63      Director

Neil McCarthy          46      Director

Lawrence Cohen         51      Director

There is no family relationship between any Director, executive Officer or person nominated or chosen by the Company to become a Director or executive Officer. The Company has no audit or nominating committee, but does have a compensation committee which consists of Robert J. Sinclair, Sheila R. Ronis and John C. McCormack.

     ALAIN J-M CLENET. Mr. Clenet has served as President and a Director of ASHA Enterprises, Inc. since its inception in June, 1986, and became President and Chairman of the Board of Directors of ASHA Corporation on the date of the acquisition of ASHA Enterprises, Inc. Mr. Clenet is President and a Director of CAMI, Inc. He has also served as President and a Director of Stehrenberger/Clenet, Inc. (S/C), an automotive design company, since its inception in February 1983. S/C employed approximately 15 people in design, engineering and fabricating trades. S/C was liquidated in early 1988 at the formation of ASHA Corporation.

     From 1983 until the sale of the business in November 1986, Mr. Clenet also served as President and a Director of Wood, Ltd., a Michigan corporation which manufactures automotive wood components. From July 1976 until September 1981, he served as President and a Director of Clenet Coachworks, Inc., a company which designed, manufactured and sold approximately 500 Clenet automobiles, until it filed for bankruptcy under Chapter 7 in September 1981. Mr. Clenet founded Clenet Coachworks in 1976, created the products and the tools and built it up to 185 employees at its peak. The 1979-1981 economic downturn and very high interest rates as well as a dispute between Mr. Clenet and the company's single financial backer resulted in the liquidation of the company under Chapter 7 in 1982. The company was reactivated independent of Mr. Clenet in Carpenteria, California, and is no longer in existence. From 1965 until 1975, Mr. Clenet conducted automotive design, research and development in France and the United States. Mr. Clenet received a CAFAS Degree from the Ecole des Beaux Arts, Angers, France in 1963 and an E.N.S.A.D. Degree from the National Superior School of Design of Paris in 1965.

     JOHN C. McCORMACK. Mr. McCormack has served as President and Chief Operations Officer of ASHA since February 1, 1995, and as Secretary and Treasurer since January 31, 1996. Mr. McCormack helped start American Honda Motor Company in 1959 and he has been described as the driving force in its rise to prominence in the U.S. motorcycle market. He was co-founder of U.S. Suzuki Motor Corporation in 1964, and by 1967 this company was second in the U.S. market for motorcycles, behind Honda. He served as President and CEO of McCormack International Motors, Inc. from 1969 until 1975. McCormack International Motors was the first to bring a wide range of motorized recreational vehicles under one label, and it established some 925 dealers and 10 overseas distributors. From 1975 until 1980, he was a founder and President of Jacwall Corporation. Mr. McCormack was a founder and served as President and COO of Hirsch Electronics Corporation from 1980 to 1985, where he guided product development to successful completion at less than budgeted costs. These systems are now in use in the White House, Pentagon, IBM, General Motors, FBI, British Secret Service, as well as many other secure government and business installations around the world. He was a co-founder and he served as President and CEO of the Napa Valley Railroad and the Napa Valley Wine Train from 1985 until April 1991. From April 1991 until April 1994, he served as Vice President of Marketing and Sales for Mission Industries, an industrial laundry business, and from April 1994 until January 1995, he was engaged in general business consulting under the name McCormack and McCormack Consulting.

     THEO E. SHAFFER. Mr. Shaffer was appointed to Executive Vice President of ASHA Corporation in April of 1994. Prior to this appointment, Mr. Shaffer was ASHA Corporation's Vice-President of Research and Development from April of 1991, served as director of Research and Development from 1989, and performed prototype design and fabrication functions from September 1986. For the ten years prior to arriving at ASHA, he was Chief Designer for Tracy Design, a California industrial design firm, and performed contract design and prototype assignments with Toyota's California Design Studio, Catty Design. Mr. Shaffer has also held general manager positions at a Jaguar service center and a California residential/commercial construction company.

     KENNETH R. BLACK. Mr. Black has served as the Company's Vice President of Sales and Marketing since July 1992 after having served as the Sales Director since January 1991. From 1985 until December 1990, he served as President of Technologies International Ltd., a company he founded and which was involved in market development and technology licensing for various domestic and foreign clients. From 1979 until 1985, he served as a Director of New Business Development for the Paint, Plastics and Vinyl Division of Ford Motor Company.

     SHEILA R. RONIS, PH.D.  Dr. Sheila Ronis has served as a Director of
ASHA since 1989. She has been President of The University Group, Inc., a technical and managerial services company since 1988. She is also an adjunct professor at the University of Detroit where she teaches Strategic Management and Business Policy in the M.B.A program. Her B.S. is in Physics and Mathematics. She received an M.A. and Ph.D. degree in Organizational Behavior from Ohio State University in 1976. Dr. Ronis consults for many organizations as diverse as General Motors, Amertech, The White House, USCAR and the Center for Strategic and International Studies in Washington.

     ROBERT J. SINCLAIR. Mr. Sinclair has served as a Director of the Company since April 1994. Mr. Robert J. Sinclair is retired Chairman and Chief Executive Officer of Saab Cars USA, Inc. Early in his automotive career he served as advertising manager and public relations manager of Saab, before joining Volvo North America where he rose to President of Volvo's Western US organization. He rejoined Saab as President in 1979, retiring as Chairman and CEO in 1991. Mr. Sinclair consults for many organizations.

     LAWRENCE COHEN. Mr. Cohen has served as a Director of the Company since January 20, 1995. Mr. Cohen is Chairman of BioTime, Inc. He is the founder and board member of Apollo Genetics, a research and development company engaged in creating compounds to prevent brain cells from dying. Mr. Cohen's experience includes 13 years as a corporate finance consultant specializing in private placements, public offerings and mergers and acquisitions.

     NEIL McCARTHY. Mr. McCarthy has served as a Director of the Company since January 20, 1995. Mr. McCarthy is a private consultant to Falcon Cable and other companies in the U.S. and other countries. He was previously vice president of Falcon Cable. Mr. McCarthy also served as executive vice president of North American operations for Capitol-EMI Music Inc. He also has held senior level finance positions at Orion Pictures Corporation, The Walt Disney Company and Marriott Corporation. A certified public accountant he holds a Masters degree in Business Administration from St. John's University and a Bachelors degree in Marketing from Villanova University. He is a member of the Board of Directors of Phoenix House of California.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and certain written representations, no persons who were either a director, Officer or beneficial owner of more than 10% of the Company's Common Stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, except as follows:

     Kenneth R. Black filed one Form 4 reporting the grant of a stock option late; Theo E. Shaffer filed one Form 4 reporting the sale of stock and one Form 4 reporting the grant of a stock option late; Lawrence Cohen and Neil McCarthy did not report that they held stock options in their initial reports on Form 3, and subsequently amended such reports to include such options.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     The following table sets forth information regarding the executive compensation for the Company's Chief Executive Officer. No other executive Officer received compensation in excess of $100,000 for the fiscal years ended September 30, 1995, 1994 and 1993:

                            SUMMARY COMPENSATION TABLE
                                                            LONG-TERM
COMPENSATION
                          ANNUAL COMPENSATION               AWARDS
PAYOUTS
                                                                 SECURI-
                                                                  TIES
                                                                 UNDERLY-
                                              OTHER       RE-      ING
    ALL
                                              ANNUAL   STRICTED  OPTIONS/
   OTHER
NAME AND PRINCIPAL                            COMPEN-    STOCK     SARs
LTIP   COMPEN-
     POSITION         YEAR   SALARY    BONUS  SATION   AWARD(S)  (NUMBER)
PAYOUTS SATION
Alain J-M Clenet,     1995   $152,500   -0-     -0-       -0-       -0-
-0-   $3,035*
Chief Executive       1994   $152,500   -0-     -0-       -0-       -0-
-0-       -0-
Officer               1993   $139,156   -0-     -0-       -0-       -0-
-0-       -0-
____________________

* Includes $981 in medical expense reimbursements for Mr. Clenet and his family, $857 paid for premiums on a $5 million umbrella liability insurance policy for Mr. Clenet, and other expenses paid on his behalf.

     In April 1995, the Company entered into an Amended and Restated Employment Agreement with Alain J-M Clenet, the Company's Chairman of the Board and Chief Executive Officer, pursuant to which he receives a base annual salary of $152,500. Mr. Clenet's base salary is subject to cost-of-living adjustments and may be increased by the Board of Directors. The initial term is through April 20, 2000, and will be automatically extended for additional two year terms unless either party notifies the other at least six months in advance. Mr. Clenet is entitled to participate in all insurance plans and benefits of the Company and to also be reimbursed for all of his and his family's medical and dental expenses not paid for under such programs. Mr. Clenet also receives a $5 million umbrella liability insurance policy paid for by the Company.

     No other Executive Officers have employment agreements with the Company. John C. McCormack, the Company's President and Chief Operations Officer, presently receives a salary of $90,000 per year; Theo E. Shaffer, the Company's Executive Vice President, presently receives a salary of $90,000 per year; and Kenneth R. Black, the Company's Vice President of Sales and Marketing, receives a salary of $85,000 per year. Each of these persons have also received a $10,000 bonus during the fiscal year ending September 30, 1996.

     Effective during the fiscal year ended September 30, 1995, the Company's Directors do not receive fees for their attendance at Board or committee meetings, but they have received options under the Company's 1994 Stock Option Plan. Directors are also reimbursed for their reasonable expenses in attending meetings of the Board of Directors and any committees thereof.

STOCK OPTION PLANS

     1994 STOCK OPTION PLAN

     On December 20, 1994, the Board of Directors approved the Company's 1994 Stock Option Plan. As approved by the Company's shareholders in April 1995, 240,000 shares of Common Stock were reserved for issuance upon the exercise of options under the plan. In November 1995, the Board approved an increase in the number of reserved shares to 750,000 subject to shareholder approval. The purpose of this plan is two-fold. First, the plan will further the interests of the Company and its shareholders by providing incentives in the form of stock options to employees who contribute materially to the success and profitability of the Company. Second, the plan will provide the Company flexibility and the means to reward directors and consultants who render valuable contributions to the Company. The Board has the power to determine at the time the option is granted whether the option will be an incentive stock option (an option which qualifies under Section 422 of the Internal Revenue Code of 1986) or an option which is not an incentive stock option. However, incentive stock options will only be granted to persons who are employees of the Company. Vesting provisions are determined by the Board at the time options are granted. The option price must be satisfied by the payment of cash. The Board of Directors may amend the plan at any time, provided that the Board may not amend the plan to materially increase the number of shares available under the plan to materially change the eligible class of employees without shareholder approval.

     On December 20, 1994, the Board of Directors granted incentive stock options to purchase an aggregate of 75,745 shares of Common Stock. These options were exercisable at $4.00 per share and are fully vested. They expire three years after the date of grant. Included in the options granted on December 20, 1994, were incentive stock options granted to Theo E. Shaffer and Kenneth R. Black, Officers of the Company, to purchase 3,098 and 2,788 shares, respectively. Mr. Shaffer exercised his option on June 21, 1995. In addition, non-qualified stock options were granted to Lawrence Cohen and Neil McCarthy, Directors of the Company, each to purchase up to 25,000 shares of Common Stock.

     On October 31, 1995, the Board of Directors granted incentive stock options to 16 employees of the Company. These options are exercisable at $4.125 per share, are fully vested, and expire three years after the date of grant.

     On November 1, 1995, incentive stock options were granted to John C. McCormack and Kenneth R. Black, Officers of the Company, to purchase 15,786 and 10,524 shares, respectively. In addition, non-qualified stock options were granted to Sheila R. Ronis and Robert J. Sinclair, Directors of the Company, and John C. McCormack each to purchase up to 25,000 shares of Common Stock. The options granted on November 1, 1995, are all exercisable at $4.625 per share, are fully vested, and expire three years from the date of grant.

     1993 STOCK OPTION PLAN

     On August 12, 1993, the Company's Board of Directors approved a non-qualified stock option plan in which any employee, officer, director or consultant that the Board, in its sole discretion, designates is eligible to participate. During the year ended September 30, 1993, options to purchase 64,706 shares of the Company's Common Stock at $1.28 per share were granted to three officers. Theo E. Shaffer received an option of 23,530 shares. This option was exercised on June 21, 1995. Kenneth R. Black exercised the option he received for 17,648 shares on March 30, 1994. Valarie Valencia, former Secretary/Treasurer of the Company, exercised 50% of her original option to purchase 23,530 shares in February 1995, pursuant to a provision in the plan that if the holder of the option terminates employment with the Company, the option is reduced by one-half and expires two months after the termination of employment.

     Prior to the grant of the above options, had granted the same three officers options to purchase 64,706 shares of his Common Stock at $1.28 per share. The Board of Directors determined it was more appropriate for the Corporation to recognize and reward the services of its officers and the shareholder options were canceled upon grant of options by the Company.

     1988 STOCK INCENTIVE PLAN

     The Board of Directors approved a stock incentive plan during December 1988. This plan has reserved 47,059 shares of Common Stock for issuance to participants under the plan, defined as any person or firm providing services to the Company. The stock will be granted at the discretion of the management and a cash payment equal to twenty percent of the value of the stock granted will be paid to the participant. Granting of stock under this plan is intended to encourage a continued relationship and services by the participant and to reward creative or noteworthy efforts of the participant. The stock is 100% forfeitable if the services of the participant are terminated within two years of the grant of the stock and 50% forfeitable if services are terminated after two years but less than three years from the grant of the stock. The stock incentive plan originally was scheduled to terminate on September 30, 1994. On September 2, 1994, the Company's Board of Directors approved reserving an additional 11,765 shares of Common Stock for granting to participants under this plan, for the year ending September 30, 1995. A balance of 45,523 shares are available for issuance under this plan.

     The plan was renewed for one year ending September 30, 1995, at substantially the same terms. A total of 3,290 shares valued at $33,466 were issued during 1989 under this plan to five individuals. A total of 10,012 shares valued at $25,530 were issued during 1990 under this plan to twelve individuals. No shares were issued during 1991, 1992, 1993 and 1994 under this plan.

     401(K) PLAN

     Effective October 1, 1995, the Company implemented a 401(K) Plan pursuant to which all eligible employees may contribute up to 15% of their compensation. The Company matches contributions in the amount of 10% of all elective deferrals, and, at the Company's option, may contribute annually up to 15% of the total compensation of all eligible employees. Executive Officers of the Company are eligible to participate in this plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The following table sets forth the number and percentage of shares of the Company's $.00001 par value Common Stock owned beneficially, as of December 29, 1995, by any person who is known to the Company to be the beneficial owner of 5% or more of such Common Stock, and, in addition, by each Director of the Company and by all Directors and Officers of the Company as a group. Information as to beneficial ownership is based upon statements furnished to the Company by such persons. Each person has sole voting and investment power with respect to the shares shown except as noted.

   NAME AND ADDRESS                   AMOUNT AND NATURE OF            PERCENT
OF BENEFICIAL OWNERS                  BENEFICIAL OWNERSHIP            OF CLASS
Alain J-M Clenet                           2,011,464                    28.4%
600 C Ward Drive
Santa Barbara, CA  93111

Sheila R. Ronis                               38,596 <FN1>               0.5%
640 Rolling Green Circle
Rochester Hills, MI  48309

Robert J. Sinclair                            36,177 <FN1>               0.5%
1025 North Ontare Road
Santa Barbara, CA  93103

Lawrence Cohen                                25,000 <FN2>               0.4%
3311 NE 26th Avenue
Lighthouse Point, FL  33064

Neil McCarthy                                 25,000 <FN2>               0.4%
15th Floor
10900 Wilshire Boulevard
Los Angeles, CA  90024

Brian Chang                                1,217,113                    17.2%
1 Chatworth Road, No. 2421
Singapore  1024

All Directors and Executive                2,195,933 <FN3>              30.3%
Officers as a Group (5 persons)

<FN1>
Includes 25,000 shares underlying stock options held by such person.
<FN2>
Represents shares underlying stock options held by these persons.
<FN3>
Includes shares beneficially owned by the following persons who are Executive Officers of the Company; 40,786 shares underlying stock options held by John
C. McCormack; 5,598 hares underlying options held by Theo E. Shaffer; and 13,312 shares underlying options held by Kenneth R. Black.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     In August 1993, the Company loaned $53,000 to Valarie Valencia, who was then an Officer of the Company, with principal and interest of 6% due on February 15, 1994, collateralized by a second deed of trust on her personal residence. Her debt to the Company has been reduced to $32,485, with principal and interest of 6% due April 2, 1996, collateralized by a second deed of trust on her personal residence and a pledge of 7,200 shares of the Company's Common Stock.

     On August 11, 1994, ASHA Corporation entered into a joint venture with TAISUN Automotive of which Mr. Brian Chang is 85% shareholder. Mr. Chang is a principal shareholder of the Company. The joint venture was formed as a Singapore corporation named ASHA/TAISUN PTE LTD. ("ASHA/TAISUN"). The purpose of this joint venture is for the licensing of the GERODISC technology in China and Malaysia and also for the development of an automotive industry for China and Southeast Asia. The Company, by entering into a licensing agreement, received an initial credit of $100,000 for its investment in ASHA/TAISUN during the year ended September 30, 1994. On February 23, 1995, the Company invested an additional $900,000 in cash in ASHA/TAISUN.

     ASHA/TAISUN, through its 60%-owned subsidiary, Jiaxing Independent Auto Design and Development Co., Ltd., is developing automobile manufacturing facilities in Jiaxing, China. ASHA/TAISUN has also contracted with the Company for automobile design work. The Company was paid $705,000 during the year ended September 30, 1995, for design work. Additional fees earned of $110,000 were offset against capital investment requirements of the Company to ASHA/TAISUN. Subsequent to September 30, 1995, design work fees of $185,000, as earned, will be offset against the Company's capital investment requirements.

     In March 1994, Brian Chang purchased 235,924 shares of the Company's Common Stock for $1,000,000 in cash. Mr. Chang in July of 1994 purchased 800,000 shares of ASHA Common Stock from a principal shareholder. On November 2, 1995, Mr. Chang purchased an additional 181,818 shares of ASHA Common Stock for $750,000 in cash.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

    (a) 1. FINANCIAL STATEMENTS. The following financial statements are filed as part of this report:
[CAPTION]
                                                                    PAGE(S)

Report of Independent Certified Public Accountants . . . . . . . . . .F-1

Consolidated Balance Sheets as of September 30, 1995 and 1994. . . . .F-2

Consolidated Statements of Operations for the years ended
September 30, 1995, 1994 and 1993, and for period of June 20,
1986 (inception) through September 30, 1995. . . . . . . . . . . . . .F-3

Consolidated Statements of Shareholders' Equity for the
years ended September 30, 1995, 1994 and 1993, and for the period of June 20, 1986 (inception) through September 30, 1995. . . . . . .F-4 - F-6

Consolidated Statements of Cash Flows for the years ended
September 30, 1995, 1994 and 1993, and for the period of
June 20, 1986 (inception) through September 30, 1995 . . . . . . . . .F-7

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . .F-8 - F-20

     (a) 2. FINANCIAL INFORMATION SCHEDULES. All schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or the notes thereto.

     (a)  3.  EXHIBITS.

EXHIBIT
NUMBER    DESCRIPTION                   LOCATION

3.1       Articles of Incorporation     Incorporated by reference to the
                                        Company's Registration Statement on
                                        Form S-18 (SEC File No. 33-3135D)

3.2       Bylaws                        Incorporated by reference to the
                                        Company's Registration Statement on
                                        Form S-18 (SEC File No. 33-3135D)

10.1      License Agreement with        Incorporated by reference to
          New Venture Gear, Inc.*       Exhibit 10.2 to the Company's
                                        Annual Report on Form 10-K for the
                                        fiscal year ended September 30, 1993

10.2      License Agreement with        Incorporated by reference to
          Dana Corporation              Exhibit 10.3 to the Company's
                                        Annual Report on Form 10-K for the
                                        fiscal year ended September 30, 1993
                                        year ended September 30, 1994

10.3      1994 Stock Option Plan        Incorporated by reference to
                                        Exhibit 10.4 to the Company's Annual
                                        Report on Form 10-K for the fiscal
                                        year ended September 30, 1994

10.4      License Agreement with        Attached
          ASHA/TAISUN Pte. Ltd.

10.5      Amended and Restated          Attached
          Employment Agreement

10.6      Lease Agreement, as           Attached
          amended

10.7      Option Agreement with         Attached
          American Axle and Manu-
          facturing, Inc.

10.8      Option Agreement with         Attached
          Steyr - Daimler - Puch
          Fahrzeugtechnick, Gmbh

10.9      Option Agreement with         Attached
          New Venture Gear, Inc.

23.1      Consent of McDirmid,          Attached
          Mikkelsen & Secrest,
          P.S.

27.       Financial Data Schedule       Filed herewith electronically

___________________

* Portions of the this document have been excluded pursuant to a confidential agreement request.

                         INDEPENDENT AUDITOR'S REPORT


Board of Directors
ASHA Corporation
Santa Barbara, California


     We have audited the accompanying balance sheet of ASHA Corporation (a development stage company) as of September 30, 1995 and 1994, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended September 30, 1995, and for the period from June 20, 1986 (date of inception) through September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ASHA Corporation at September 30, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1995, and for the period from June 20, 1986 through September 30, 1995 in conformity with generally accepted accounting principles.

                                     MCDIRMID, MIKKELSEN & SECREST, P.S.

                                     /s/ McDirmid, Mikkelsen & Secrest, P.S.


January 11, 1996

ASHA CORPORATION
(a development stage company)

BALANCE SHEET, September 30, 1995 and 1994
__________

     ASSETS
                                                  1995            1994
Current assets:
     Cash and cash equivalents                $   12,804      $  625,820
     Marketable equity securities                                246,546
     Accounts receivable (Note 11)             1,624,272         207,393
     Receivable from employees                    14,066           2,687
     Note receivable from officer (Note 3)        32,485          53,000
     Stock option receivables (Note 9)             6,192
     Prepaid expenses and deposits                16,673          19,056
               Total current assets            1,706,492       1,154,502

Receivable from contract (Note 7)                829,345

Investment in affiliate (Note 17)                429,702

Property and equipment (Notes 6 and 11)          147,407          97,366

                                              $3,112,946      $1,251,868


     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Note payable to bank (Note 11)           $   85,000
     Related party debt (Note 12)                 45,000
     Accounts payable and bank overdraft          74,723      $   31,503
     Accrued payroll                              92,683          55,519
     Accrued payroll taxes                        24,325           5,483
     Obligations under capital lease due
       within one year (Note 13)                   1,678
               Total current liabilities         323,409          92,505

Obligations under capital lease due after
  one year (Note 13)                               8,946

Stockholders' equity (Note 5):
     Preferred stock, $.001 par value:
          Authorized, 10,000,000 shares,
          no shares issued
     Common stock, $.00001 par value:
          Authorized, 20,000,000 shares;
          Issued and outstanding, 6,891,837
            and 6,842,591 shares                      69              68
     Additional paid-in capital                5,139,936       5,009,087
     Deficit accumulated during the
       development stage                      (2,298,671)     (3,830,004)
                                               2,841,334       1,179,151
     Less: Treasury stock, at cost                42,163          19,788
           Stock options receivable (Note 9)      18,580
                                               2,780,591       1,159,363

                                              $3,112,946      $1,251,868

The accompanying notes are an integral part of the financial statements.


ASHA CORPORATION
(a development stage company)

STATEMENT OF OPERATIONS
for the years ended September 30, 1995, 1994 and 1993 and the period from June
20, 1986 (date of inception) through September 30, 1995
__________



June 20, 1986

(date of inception)

 through
                                            1995        1994        1993
September 30, 1995
Revenues:
  License and right of refusal
    (Note 7)                             $3,619,345  $  250,000  $   50,000
 $5,069,345
  Contract and other services(Note 7)       346,313     988,085   1,782,272
  4,731,433
  Interest and investment income
    (Note 2)                                100,095      22,258      11,896
    847,891

                                          4,065,753   1,260,343   1,844,168
 10,648,669

Expenses:
  Research and development                1,067,795     715,337     520,064
  4,494,755
  Officers' salaries (Note 4)               414,415     359,791     353,248
  2,410,633
  Consulting services
    440,132
  Legal and accounting                       82,854      80,447      71,854
    614,801
  Patent application                         73,253      42,087      39,204
    397,484
  Taxes and licenses                         98,946      81,231      53,727
    428,574
  General and administrative                706,938     841,628     309,046
  3,807,704
  Depreciation and amortization              48,792      55,411      35,224
    291,530

                                          2,492,993   2,175,932   1,382,367
 12,885,613

Income (loss) before income taxes         1,572,760    (915,589)    461,801
 (2,236,944)

Income taxes (Note 14)                       41,427
     61,727

Net income (loss)                        $1,531,333  $ (915,589) $  461,801
$(2,298,671)

Net income (loss) per share              $   .22394  $  (.13655) $   .07014
$   (.36438)


Weighted average common shares
  outstanding                             6,838,196   6,705,294   6,583,839
  6,308,502

The accompanying notes are an integral part of the financial statements.


ASHA CORPORATION
(a development stage company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
for each of the years from June 30, 1986 (date of inception) through September 30, 1995
__________

                                                                         Stock
                                                            Deficit
Options
                                                          Accumulated
Receivable
                                Common Stock   Additional  During the   &
Shares     Total
                                          Par   Paid-in   Development   Held
in   Stockholders'
                               Shares    Value  Capital      Stage
Treasury     Equity
Initial capitalization of
  ASHA Corporation (Note 5)   4,994,574  $50  $   146,253
   $  146,303

Common stock issued for
  services                            9            15,000
       15,000

Net loss for the period from
  June 30, 1986 (inception)
  through September 30,1986                                $ (234,668)
    $ (234,668)

Balances at September 30,
  1986                        4,994,583   50      161,253    (234,668)
       (73,365)

Common stock issued upon
  exercise of warrants
  (Note 5)                    1,424,888   14    3,097,885
    3,097,899

Net loss for the year
  ended September 30, 1987                                   (618,476)
      (618,476)

Balances at September 30,
  1987                        6,419,471   64    3,259,138    (853,144)
     2,406,058

Common stock issued for
  services                          480             4,377
        4,377

Common stock issued in
  termination of
  development contract            1,649            28,000
       28,000

Net income for the year
  ended September 30, 1988                                    360,417
       360,417

Balances at September 30,
  1988                        6,421,600   64    3,291,515    (492,727)
     2,798,852

Common stock issued for
  services under a stock
  incentive plan (Note 8)         3,290            33,466
       33,466

Common stock issued for
  services                       37,666    1      191,999
      192,000

Net loss for the year ended
  September 30, 1989                                         (457,464)
      (457,464)

Balances at September 30,
  1989                        6,462,556   65    3,516,980    (950,191)
     2,566,854

Common stock issued for
  services under a stock
  incentive plan (Note 8)        10,012            25,530
       25,530

Common stock issued for
  services                       14,741            31,343
       31,343

Net loss for the year ended
  September 30, 1990                                         (680,726)
      (680,726)

Balances at September 30,
  1990                        6,487,309   65    3,573,853  (1,630,917)
     1,943,001

Common stock issued for
  services                       28,469            19,606
        19,606

Net loss for the year
  ended September 30, 1991                                   (990,277)
      (990,277)

Balances at September 30,
  1991                        6,515,778   65    3,593,459  (2,621,194)
       972,330

Common stock issued for
  services                       21,200            14,901
        14,901

Net loss for the year
  ended September 30, 1992                                   (755,022)
      (755,022)

Balances at September 30,
  1992                        6,536,978   65    3,608,360  (3,376,216)
       232,209

Common stock issued for
  services                        4,338            17,625
        17,625

Stock options granted by
  officers (Note 9)                                41,250
        41,250

Net income for the year
  ended September 30, 1993                                    461,801
       461,801

Balances at September 30,
  1993                        6,541,316   65    3,667,235  (2,914,415)
       752,885

Common stock issued for
  cash                          235,294    2      999,998
     1,000,000

Common stock issued for
  services                       42,033    1      210,681
       210,682

Common stock issued for
  services under a director
  stock compensation plan
  (Note 10)                      10,000            43,200
        43,200

Stock options granted to
  consultant for services
  (Note 9)                                         65,473
        65,473

Stock options exercised by
  officers (Note 9)              17,648            22,500
        22,500

Purchase of common stock
  for treasury                   (3,700)
$(19,788)      (19,788)

Net loss for the year ended
  September 30, 1994                                         (915,589)
      (915,589)

Balances at September 30,
  1994                        6,842,591   68    5,009,087  (3,830,004)
(19,788)    1,159,363

Common stock issued for
  services                       13,556    1       64,265
        64,266

Stock options exercised
  by officers (Note 9)           35,294            45,000
        45,000

Common stock issued for
  services under a stock
  incentive plan (Note 9)         1,548             6,192
         6,192

Stock options exercised
  under 1994 Stock Option
  Plan (Note 9)                   3,848            15,392
        15,392

Purchase of common stock
  for treasury                   (5,000)
(22,375)      (22,375)

Stock options receivable
  (Note 9)
(18,580)      (18,580)

Net income for the year
  ended September 30, 1995                                  1,531,333
     1,531,333

                              6,891,837  $69   $5,139,936 $(2,298,671)
$(60,743)   $2,780,591

The accompanying notes are an integral part of the financial statements.


ASHA CORPORATION
(a development stage company)
STATEMENT OF CASH FLOWS
for the years ended September 30, 1995, 1994 and 1993 and the period from June 30, 1986 (date of inception) through September 30, 1995
__________


  June 20, 1986

     (date of

    inception)

     through
                                               1995         1994         1993
  Sept 30, 1995
Cash flows from operating activities:
  Net income (loss)                       $ 1,531,333  $  (915,589)  $
486,801   $(2,298,671)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:

    Depreciation and amortization              48,792       55,411
35,224       291,530
    Issuance of common stock for
      services                                 70,458      253,882
17,625       706,188
    Stock options granted to officers
41,250        41,250
    Stock options granted to consultant                     65,473
       65,473
    Investee loss reported                                     397
       28,500
    Gain on sale of equipment                  (2,401)      (2,600)
       (5,870)
    Loss on sale of marketable equity
      securities                                1,121
        1,121
    Loss on joint venture                     470,298
      470,298
    Reduction (increase) in carrying
      value of marketable securities                        11,500
       11,500
    Decrease (increase) in receivables     (1,434,450)     138,219
314,701)  (1,644,530)
    Reduction of officer receivable            20,515
       20,515
    Increase in receivables from
      contract                               (829,345)
     (829,345)
    Decrease (increase) in prepaid
      expenses and deposits                     2,383      (19,056)
      (16,673)
    Increase (decrease) in accounts
      payable and bank overdraft               43,220        2,998
(23,938)       74,723
    Decrease in interest payable
(1,034)
    Increase in accrued payroll
      and payroll taxes                        56,006       17,023
10,804       117,008

       Net cash provided by (used
         in) operating activities             (22,070)    (392,739)
227,031    (2,966,983)
Cash flows from investing activities:
  Investment in marketable equity
    securities                                 (7,782)    (258,046)
      (265,828)
  Proceeds from sale of marketable
    equity securities                         253,207
       253,207
  Additions to property and equipment         (90,575)     (23,780)
(65,938)     (432,508)
  Deposits on equipment
        (6,079)
  Proceeds from sale of equipment               5,500        2,600
        18,959
  Loan to officer
(53,000)      (53,000)
  Investment in joint venture                (900,000)
      (928,500)
  Additions to organization costs
        (2,082)

    Net cash used in investing
      activities                             (739,650)    (279,226)
(118,938)   (1,415,831)

Cash flows from financing activities:
  Net borrowing under line of
    credit agreement                           85,000
(290,928)       85,000
  Additions to notes payable
23,516        23,516
  Payments on notes payable                                (23,516)
       (23,516)
  Loan from (payments to) officer                           (4,000)
4,000
  Increase in related party debt               45,000
        45,000
  Proceeds from issuance of common
    stock                                                1,000,000
     1,146,303
  Proceeds of exercise of common
    stock warrants
     3,097,899
  Proceeds of exercise of stock
    options to officers                        41,812       22,500
        64,312
  Purchase of common stock for
    treasury                                  (22,375)     (19,788)
       (42,163)
  Principal payments on obligations
    under capital lease                          (733)
          (733)

      Net cash provided by (used in)
        financing activities                  148,704      998,712
(286,928)    4,395,618

Net increase (decrease) in cash
  and cash equivalents                       (613,016)     326,747
(178,835)       12,804
Cash and cash equivalents at
  beginning of period                         625,820      299,073
477,908
Cash and cash equivalents at
  end of period                           $    12,804  $   625,820   $
299,073   $    12,804


Supplemental schedule of cash
  paid for:
    Interest                              $     1,446  $       262   $
11,966   $    17,322
    Income taxes                               41,427
        61,727
Supplemental schedule of noncash
  investing and financing activities:
  Capital lease obligations incurred
    under leases for equipment         $       11,357
   $   11,357

The accompanying notes are an integral part of the financial statements.


ASHA CORPORATION
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
__________

1.     The Company and Significant Accounting Policies:

ASHA Corporation (formerly Capital Equity Resources, Inc.) (the "Company")
(ASHA) was incorporated under the laws of the State of Delaware on January 28, 1986. Prior to August 27, 1986, the Company's principal purpose was to actively seek and complete a merger or acquire business prospects. Principal activities of the Company consisted of corporate organization and obtaining equity capital. On August 27, 1986, the Company acquired 100% of the common stock of ASHA Enterprises, Inc. (See Note 5). On December 31, 1989, ASHA Enterprises, Inc. was liquidated and all assets and liabilities were transferred to ASHA Corporation.

ASHA Enterprises, Inc. (formerly ASHA, Inc.) was incorporated on June 20, 1986, under the laws of the State of Delaware. The planned operations of the Company include the design, development and marketing of automobiles, automobile components and accessories. Manufacturing and distribution are expected to be contracted to other companies through licensing, joint venture or other arrangements.

ASHA has been in the development stage since its formation. Several products are being developed and marketed to the automotive industry. Patents have been obtained or have been applied for on these products. Although revenue has been generated from development programs, prototype and licensing, no contracts have been obtained which would generate a sustained cash flow for the Company.

Costs associated with developing and testing new concepts and designs are expensed as incurred until the economic viability of the product has been established. All research and development and patent acquisition costs have been expensed through September 30, 1995.

For purposes of balance sheet classification and statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Marketable equity securities are stated at the lower of cost or quoted market prices at the balance sheet date.

The Company grants credit to domestic and foreign original equipment manufacturers, distributors, and end users.

Investment in affiliate is accounted for on the equity method (see Note 17). Foreign currency gains and losses resulting from transactions with the affiliated company are included in results of operations.

Property and equipment are stated at cost. Depreciation is computed on straight-line and accelerated methods over estimated useful lives of five to seven years.

Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in the exchange.

Net income or loss per share is computed by dividing net income or loss by the weighted average number of common stock and common stock equivalent shares outstanding during the period. Common stock equivalent shares consist of common stock which may be issued upon exercise of outstanding stock options. The assumed exercise of stock options granted to officers for the year ended September 30, 1993 and stock options granted during the years ended September 30, 1995 and 1994 (see Note 9) does not result in material dilution and would have been antidilutive for the period from inception through September 30, 1995. Stock options granted to MASCO Industries, Inc. (MASCO) (see Note 5) were excluded from the computation because their inclusion would have been antidilutive.

2. Marketable Equity Securities:

Marketable equity securities had a cost of $258,046 at September 30, 1994. Included in interest and investment income for the year ended September 30, 1994 are net unrealized losses of $11,500. Net unrealized losses represent the amount required to reduce the carrying amount of marketable equity securities to market value.

3.     Note Receivable from Officer:

In August 1993, the Company loaned $53,000 to Valarie Valencia, an officer of the Company. Subsequent to September 30, 1994, her employment was terminated with the Company. The debt was reduced to $32,485 with principal and interest of 6% due on January 2, 1996 collateralized by a second deed of trust on her personal residence and a pledge of 7,200 shares of the Company's common stock. Subsequent to September 30, 1995 the Board of Directors agreed to extend the maturity to April 2, 1996.

4. Related Party Transactions:

Prior to the acquisition of ASHA Enterprises, Inc. on August 27, 1986, ASHA Corporation issued 23,529 and 2,941 shares of its common stock to its former President and attorney, respectively, in exchange for salary and consulting services previously provided. The Board of Directors valued the services at $2,250.

The Company's President has received a U.S. patent on a drivetrain which is an integral component of the all wheel drive sports utility vehicle, a product developed by the Company. The Company acquired the North American licensing and marketing rights to the drivetrain from the Company's President. Foreign patents have been applied for on this product.

During the period from June 30, 1986 (date of inception) through September 30, 1987, the Company paid $490,000 under an automotive design services contract to a company in which the President of ASHA owned a substantial interest. In addition, $23,694 was paid to this company for preliminary styling and design of other automobiles which could utilize the chassis and mechanical configuration under development. Rent in the amount of $1,800 was also paid to the related company under a one year rental agreement, which terminated September 30, 1987. Thereafter, the Company rented this office space for $2,835 per month, on a month-to-month basis through March 1988. In March 1988, the lease was assumed by ASHA. The related company was liquidated in March 1988 and substantially all of its assets, consisting primarily of equipment used in design and development activities, were sold to ASHA.

In August 1986, the Company entered into a five-year employment contract with its President, Mr. Alain Clenet, providing for an annual salary of $42,000 subject to annual review by the Board of Directors. In addition, the contract authorizes health insurance, medical reimbursements, expense accounts, executive incentives and other fringe benefits. Effective September 1, 1987, the annual salary was increased to $120,000 and effective February 1, 1990, the salary was increased to an annual rate of $152,500 to reflect the nature and extent of his services to the Company. This employment contract was renewed for five years on November 6, 1991 at the existing terms and compensation. On April 21, 1995, the employment contract was amended to change the title of Mr. Alain Clenet to Chairman of the Board and Chief Executive Officer.

5. Equity Transactions:

The Company successfully completed a public stock offering on May 8, 1986, which raised $163,479 net of offering costs of $36,521. After paying expenses of the offering, general and administrative costs and expenses related to the acquisition of ASHA Enterprises, Inc., the total remaining proceeds of $146,303 were transferred to ASHA Enterprises, Inc.

On August 18, 1986, ASHA Corporation entered into an agreement with ASHA Enterprises, Inc. which provided for the shareholders of ASHA Enterprises, Inc. to acquire 92.4% of the outstanding shares of the Company in exchange for all the outstanding stock of ASHA Enterprises, Inc. In substance, the exchange represented the issuance of common stock by ASHA Enterprises, Inc., for the net monetary assets of the Company and was reflected in the financial statements as a recapitalization of ASHA Enterprises, Inc. The financial statements were adjusted to eliminate the effect on operations of ASHA Corporation prior to the recapitalization and accordingly, the financial statements only reflect the activity of ASHA Enterprises, Inc. from its date of inception on June 20, 1986. All costs and expenses of the Company through August 27, 1986, were treated as costs related to the public stock offering and recapitalization and netted with additional paid-in capital.

Effective February 6, 1987, class A and B warrants and the common stock underlying the warrants were registered with the Securities and Exchange Commission. As a result of this registration, class A and B warrants totaling 1,135,951 and 269,845 shares of common stock, respectively, were exercised resulting in cash proceeds to the Company of $3,078,366 during the year ended September 30, 1987. There are no warrants currently outstanding.

The Company sold warrants for the purchase of common stock to certain participating NASD broker/dealers for $.00425 per warrant. A total of 19,092 shares of the Company's common stock were issued from the exercise of underwriting warrants during the year ended September 30, 1987 at $1.02 per share totaling $19,533, including the cost of the warrants.

During 1988, options for up to 588,236 shares of the Company's common stock were granted to MASCO, in connection with various product development and licensing agreements. The options are exercisable over a seven year period beginning February 26, 1988 at prices from $8.50 to $34.00 per share. An option on 58,824 common shares exercisable at $8.50 per share expired in February, 1989. An option on 235,295 common shares exercisable at $17.00 per share expired in February, 1992. The remaining options are exercisable at a price of $34.00 per share, and expired on February 26, 1995. No options were exercised by MASCO.

On December 9, 1993, the Company's Board of Directors approved a 1 for 85 reverse split of the Company's common stock effective at the close of the market on February 1, 1994. The stated par value of each share was not changed from $.00001. A total of $5,493 was reclassified from the Company's common stock account to the Company's additional paid-in capital account. All references in the financial statements to common shares outstanding and related prices, per share amounts, common stock issued and stock option plan data have been restated to retroactively reflect the reverse split. In connection with the reverse split, the Board of Directors approved amending the Certificate of Incorporation to reduce the authorized common stock of the Company from 800,000,000 shares to 20,000,000 shares.

6. Property and Equipment:

Property and equipment at September 30, 1995 and 1994, consisted of the following:
[CAPTION]
                                                  1995         1994
    [S]                                        [C]          [C]
     Vehicles                                   $ 33,196     $ 53,196
     Furniture and fixtures                       98,945       91,198
     Machinery and equipment                     234,974      160,322
     Leasehold and improvements                   31,374       15,000
                                                --------     --------
                                                 398,489      319,716

     Accumulated depreciation and
       amortization                              251,082      222,350
                                                --------     --------

                                                $147,407     $ 97,366
                                                --------     --------
                                                --------     --------

Machinery and equipment includes property leased under a capital lease of $11,357 at September 30, 1995 (see Note 13). Accumulated amortization for this property at September 30, 1995 was $2,271.

7. Licensing and Right of First Refusal Agreements:

In February 1988, the Company entered into an agreement with C & C Incorporated (Formerly Cars and Concepts, Inc., a subsidiary of MASCO) granting C & C Incorporated an exclusive license to manufacture and market the ASHA vehicle in North America, and a right of first refusal for the manufacture and marketing of other products developed by or on behalf of the Company. The Company received total payments of $1,150,000 under these agreements which expired in January 1991 with all product rights reverting to ASHA. In addition, C & C Incorporated paid the Company a total of $987,210 for consulting services during the term of these agreements.

In September 1989, the Company entered into a joint venture with C & C Incorporated for the continued development of one of its products. The joint venture has been dormant since 1991, and the Company has no plans to provide further investment.

In August 1993, the Company entered into a licensing agreement with New Venture Gear, Inc. (NVG) to manufacture and market one of its products in North America and Europe, subject to certain restrictions. The Company received a good faith deposit under this agreement during the year ended September 30, 1993 and $250,000 during both years ended September 30, 1995 and 1994. In addition, during the year ended September 30, 1995, NVG committed to pay $450,000 to keep the agreement in force through 1996.

In addition, the Company received $126,531, $237,213 and $200,110 from NVG for research and development work during the years ended September 30, 1995, 1994 and 1993, respectively.

In December 1994, the Company and NVG amended the license agreement to provide that in the event NVG is awarded a production program by a major OEM, NVG will pay $1,000,000 to the Company at the beginning of the first model year of production in addition to the amounts discussed above. On December 24, 1994, NVG was awarded a production program with a major OEM and the first model year is scheduled to be 1998. Receivable from contract represents the $1,000,000 payment due discounted to present value of $829,345 as of September 30, 1995.

On December 28, 1994, the Company entered into an agreement with DANA Corporation in which the Company licensed DANA to manufacture and market GERODISC for front axles exclusively and for real axles non-exclusively in North America, South American, Europe, South Korea and Taiwan. The license agreement provides for a licensing fee of $2,000,000 of which $1,000,000 was paid in February 1995 and the balance of $1,000,000 is due January 1, 1996. In addition, the Company will receive a royalty on each unit produced under the agreement.

On April 19, 1995, the Company entered into an agreement with Hall Racing, Inc., which granted Hall Racing the right to use GERODISC units on an exclusive basis for the 1995 IndyCar racing season on the Reynard chassis vehicles owned by Hall Racing.

8.     Stock Incentive Plans:

In January 1986, the Company's Board of Directors authorized an Incentive Stock Option Plan and have reserved 117,647 shares of the Company's $.00001 par value common stock for key employees. The Board of Directors is authorized to determine the exercise price, the time period, the number of shares subject to the option and the identity of those eligible to receive the options. No options have been granted under this plan.

The Board of Directors approved a stock incentive plan during December 1988. This plan has reserved 47,059 shares of common stock for issuance to partici-pants under the plan, defined as any person or firm providing services to the Company. The stock will be granted at the discretion of the Board of Directors and a cash payment equal to twenty percent of the value of the stock granted will be paid to the participant. Granting of stock under this plan is intended to encourage a continued relationship and services by the participant and to reward creative or noteworthy efforts to the participant.

The stock is 100% forfeitable if the services of the participant are termin-ated within two years of the grant of the stock and 50% forfeitable if services are terminated after two years but less than three years from the grant of the stock. During February 1989, a total of 3,290 shares of common stock valued at $33,466 were issued to five individuals. A total of 10,012 shares valued at $25,530 were issued during 1990 under this plan to twelve individuals. No stock was issued under this plan since February of 1989.

On September 2, 1994 the Company's Board of Directors approved reserving an additional 11,765 shares of authorized, but unissued, common stock for granting to participants under this plan for the year ending September 30, 1995. A balance of 45,522 shares are available for issuance under this plan.

9.     Stock Option Plans:

On August 12, 1993, the Company's Board of Directors approved a nonqualified stock option plan in which any employee, officer, director or consultant that the Board, in its sole discretion, designates is eligible to participate. During the year ended September 30, 1993, options to purchase up to 64,706 shares of the Company's common stock at $1.275 per share were granted to three officers. Options may be exercised at any time from February 2, 1994 through January 15, 1997 at which time all options terminate. If the holder of the option terminates employment with the Company, the option shall be reduced by one-half and terminate completely two months after the termination of employ-ment.

Compensation expense charged to operations upon grant of these options was $41,250 during the year ended September 30, 1993. Options for a total of 35,294 and 17,648 shares of common stock were exercised, at a value of $45,000 and $22,500 during the year ended September 30, 1995 and 1994, respectively. At September 30, 1995, stock options receivable of $3,188 is shown as a reduction to stockholders' equity.

On May 1, 1994, the Company's Board of Directors approved the issuance of a common stock option to a consultant as additional compensation to purchase up to 11,765 shares of the Company's common stock, at an exercise price of $1.275 through September 30, 1995. On September 6, 1995, an agreement was approved which replaced the option previously granted and extended the exercise date through September 30, 1996. All other terms and conditions remained the same. Public relations expense charged to operations upon grant of these options was $65,473 during the year ended September 30, 1994.

On December 20, 1994, the Company's Board of Directors approved the 1994 Stock Option Plan. The plan authorizes the Company to grant options to grant up to 240,000 shares of common stock and will terminate on December 19, 2004. The Board determines the number of shares subject to each stock option, the manner and time of exercise, and the purchase price per share. At September 30, 1995, options covering 120,349 shares were outstanding at an exercise price of $4.00 per share. During the year ended September 30, 1995, 5,396 shares of common stock were exercised at a value of $21,584. Stock options receivable under this plan of $6,192 as of September 30, 1995 were subsequently collected in cash. The balance of the stock options receivable of $15,392 is shown as a reduction to stockholders' equity.

10.     Director Stock Compensation Plan:

On June 1, 1994, the Company's Board approved a director stock compensation plan and have reserved 20,000 shares of the Company's common stock for issuance in exchange for services provided to the Company outside of their regular duties as directors. All members of the Board of Directors will be eligible to receive shares under the plan. During June, 1994 a total of 10,000 shares valued at $43,200 were issued.

11. Note Payable to Bank:

The Company maintains a revolving line of credit agreement with the Bank of Montecito. The agreement provides for up to $500,000 of borrowings through February 15, 1996, with interest due monthly at 1.5% in excess of the Wall Street Journal prime rate (10.25 at September 30, 1995). The note is collateralized by accounts receivable, business assets, and licensing agreements. On October 25, 1995, the line of credit was paid in full.

12. Related Party Debt:

Related party debt at September 30, 1995 consisted of an unsecured note payable of $45,000 to Taisun Automotive Pte. Ltd., which is 85% owned by a major stockholder of ASHA. The note is due September 27, 1996, including 11.75% interest.

13. Obligations Under Capital Lease:

In March 1995, the Company entered into a capital lease agreement for telephone equipment. Monthly payments are $289 through March 2000.

Future minimum lease payments are as follows:
[CAPTION]

        Years ending September 30
        -------------------------

            [S]                                 [C]
            1996                                $ 3,468
            1997                                  3,468
            1998                                  3,468
            1999                                  3,468
            2000                                  1,734
                                                -------
                                                $15,606

        Less amounts representing interest        4,982
                                                -------

                                                $10,624
                                                -------
                                                -------

14. Income Taxes:

Effective October 1, 1993, the Company has adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." The adoption of this statement has no effect on income before taxes or net income for the year ended September 30, 1995 or for years ending prior to October 1, 1995.

The Company recognizes no deferred income tax benefit due to the uncertainty of realization of various deferred tax attributes. As of September 30, 1995, the Company has remaining federal ordinary net operating loss carryovers of $1,793,000. Net operating losses may be carried forward fifteen years and used to offset ordinary taxable income in future. If not utilized, the net operating loss carryovers begin expiring September 30, 2007. The current tax provision includes a federal liability for alternative minimum tax arising from the overall limitation on the offset of tentative minimum taxable income by the alternative minimum tax net operating loss deduction.

As of September 30, 1995, the Company has fully utilized all California net operating losses. The net operating loss deduction, together with the write-off of expired research and development costs previously capitalized for California tax purposes reduced California tax consequences to $5,513 in ordinary income tax. Accordingly, the Company's provision for income taxes at September 30, 1995 is composed as follows:

     [S]                                       [C]
     Federal alternative minimum tax            $35,914
     California corporation income tax            5,513
                                                -------

     Provision for income taxes                 $41,427
                                                -------
                                                -------

Prepaid taxes receivable are included in prepaid expenses on the balance sheet as follows:
     [S]                                       [C]
     Federal prepayment                         $14,086
     California prepayment                        1,287
                                                -------

                                                $15,373
                                                -------
                                                -------

The prepaid taxes will be applied to the 1995 estimated taxes.

15. Commitments:

The Company leases its facilities under an operating lease agreement for monthly payments of $4,573 through January 1994. A portion of the facility was subleased to a third party through September 30, 1993, at which time the sublease expired. Effective April 1, 1994, the Company renewed the lease agreement at the existing terms for a period of five years through January 1999. On September 30, 1995, the lease was amended for additional facility space. Base rent increases to monthly payments of $6,306 commencing December 1, 1995. Rent expense under these lease agreements, net of sublease income, was $54,562, $54,876, and $45,348 for the years ended September 30, 1995, 1994 and 1993, respectively.

In April 1993, the Company entered into an operating lease agreement for a vehicle for monthly payments of $459 through March 1995. Total payments under this agreement were $2,754, $5,508 and $2,754 for the years ended September 30, 1995, 1994 and 1993, respectively. In May 1995, the Company entered into another lease for the same vehicle extending the lease term for two additional years. Monthly payments are $228 through May 1997. Total payments under this agreement were $1,140 for the year ended September 30, 1995.

Future minimum lease payments under these agreements are as follows:
[CAPTION]
   Years ending September 30
   -------------------------
           [S]                                 [C]
            1996                                $ 74,942
            1997                                  77,268
            1998                                  75,672
            1999                                  25,224
                                                --------

                                                $253,106
                                                --------
                                                --------

16. Preferred Stock:

Preferred stock may be issued by the Board of Directors in one or more series. The Board shall determine the distinguishing features of each, including preferences, rights and restrictions, upon the establishment of such series.

17. Investment in Affiliate:

On August 11, 1994, the Company entered into a joint venture agreement with TAISUN Automotive Pte. Ltd., a Singapore corporation. The joint venture is operated through ASHA-TAISUN Pte. Ltd. (ASHA-TAISUN), a Singapore corpor-ation, which is owned 50% by the Company and 50% by Taisun Automotive, Pte. Ltd. The purpose of this joint venture is for the licensing of the GERODISC technology in China and Malaysia and also for the development of an automotive industry for China and Southeast Asia. The Company, by entering into the licensing agreement, received an initial credit of $100,000 for its investment in ASHA-TAISUN for the year ended September 30, 1994. On February 23, 1995, the Company invested an additional $900,000 in cash to ASHA-TAISUN.

ASHA-TAISUN is a holding company which through its 60%-owned subsidiary, Jiaxing Independence Auto Design and Development Co., Ltd., is developing automobile manufacturing facilities in Jiaxing, China. ASHA-TAISUN has also contracted with the Company for automobile design work. The Company was paid $705,000 during the year ended September 30, 1995 for design work. Additional fees earned of $110,000 were offset against capital investment requirements of ASHA-TAISUN. Subsequent to September 30, 1995, design work fees of $185,000, as earned, will be offset against capital investment.

The Company has accounted for its investment in ASHA-TAISUN using the equity method. All significant intercompany transactions and accounts have been eliminated. Summarized consolidated balance sheet and operations information for ASHA-TAISUN and its subsidiary at September 30, 1995 and for the year then ended were as follows:

[CAPTION]
     Summarized balance sheet:
      [S]                                            [C]
       Current assets                                 $  751,871
       Land, buildings and construction in progress      621,863
       Deferred start-up costs and other assets          164,144
                                                      ----------
           Total assets                               $1,537,878
                                                      ----------
                                                      ----------

       Liabilities                                    $    1,434
       Stockholders' equity                            1,536,444
                                                      ----------
                                                      $1,537,878
                                                      ----------
                                                      ----------

     Summarized statement of operations:
       Revenues                                       $      -0-
                                                      ----------
     Operating loss                                   $  940,596
                                                      ----------
                                                      ----------

The Company has recorded its investment in ASHA-TAISUN at its invested cash amount of $900,000 less its share of the operating loss of $470,298. Included in the operating loss is $25,375 resulting from foreign currency transactions. The operating loss has been netted against contract and other services revenues on the statement of operations for the year ended September 30, 1995.

18. Continued Operations:

Management is continuing its marketing and development activities with the goal of generating revenue through prototype and product development and the eventual sale or license of its products. The Company expects to collect receivables of $450,000 from New Venture Gear, Inc. and $1,000,000 from DANA Corporation during January 1996. In addition, the Company has signed agreements with American Axle and Hall Racing (see Note 19).

Management believes that continuation of strong marketing and product development efforts will provide the best opportunity to generate sufficient revenue and cash flows to sustain future operations.

19. Subsequent Events:

On October 9, 1995, the Company and Steyr-Daimler-Puch Fahrzeugtechnik, GmbH, entered into an option agreement to use GERODISC applications. Steyr paid $75,000 on the contract's effective date and an additional $25,000 is due by January 31, 1996.

On November 1, 1995, the Company entered into an option agreement with American Axle and Manufacturing, Inc. which granted American Axle an eighteen month option to acquire non-exclusive licenses for up to three different applications world-wide. The three applications are rear axles, transaxles and twin-disc front axles. If American Axle exercises any option, a license fee ranging from $1,000,000 to $2,000,000 will be payable, depending upon the application, and a per unit royalty will also be payable. In November 1995, American Axle paid $1,150,000 for the option.

On November 2, 1995, Mr. Brian Chang, an 85% shareholder of Taisun Automotive Pte. Ltd., purchased an additional 181,818 shares of ASHA common stock for $750,000 in cash.

On November 10, 1995, the Company and Hall Racing entered into an agreement for the 1996 IndyCar racing season. The November 1995 agreement requires Hall Racing to pay $65,000 for the right to use GERODISC on an exclusive basis for the 1996 racing season.

                                     SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ASHA CORPORATION


Dated: February 9, 1996           By /s/ Alain J-M Clenet
                                     Alain J-M Clenet, Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURES                         TITLE                    DATE


/s/ Alain J-M Clenet             Chairman of the Board,       February 9, 1996
Alain J-M Clenet                 Chief Executive Officer
                                 (Principal Financial and
                                 Accounting Officer), and
                                 Director


/s/ Sheila R. Ronis              Director                     February 9, 1996
Sheila R. Ronis


/s/ Robert J. Sinclair           Director                     February 9, 1996
Robert J. Sinclair


/s/ Neil McCarthy                Director                     February 9, 1996
Neil McCarthy


/s/ Lawrence Cohen               Director                     February 9, 1996
Lawrence Cohen