Form 10-Q
period 1995-12-31
ASHA CORP
filed 1996-03-05
CIK 789547

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the Quarter Ended December 31, 1995

                           Commission File No. 0-16176

                               ASHA CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                     84-1016459
------------------------------             ----------------------------------
(State or Other Jurisdiction of           (IRS Employer Identification Number)
Incorporation or Organization)

                                 600 C Ward Drive
                         Santa Barbara, California 93111
                     ----------------------------------------
                     (Address of Principal Executive Offices)

                                (805) 683-2331
               ----------------------------------------------------
               (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [ X ]   No [   ]

There were 7,074,367 shares of the Registrant's Common Stock outstanding as of February 26, 1996.

                               ASHA CORPORATION
                                   FORM 10-Q

                                     INDEX
                                     -----

Part I.  Financial Information

Item 1.  Financial Statements                                            Page

         Balance Sheet - December 31, 1995 and September 30, 1995          3

         Statement of Operations for the three months ended
         December 31, 1995 and 1994 and the period from June 20,
         1986 (inception) through December 31, 1995                        5

         Statement of Cash Flows for the three months ended
         December 31, 1995 and 1994 and the period from June 20,
         1986 (inception) through December 31, 1995                        6

         Notes to Consolidated Financial Statements                        8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               9

Part II. Other Information and Signatures                                10-11


                              ASHA CORPORATION
                         (A Development Stage Company)

                                BALANCE SHEET
                    December 31, 1995 and September 30, 1995

                                            December 31,    September 30,
                                               1995             1995
                                            ------------    ------------
ASSETS

Current assets:
  Cash and cash equivalents                 $   19,396      $   12,804
  Marketable Securities                      1,349,404            --
  Accounts receivable                        1,503,576       1,624,272
  Receivable from employees                     10,687          14,066
  Note Receivable                               32,485          32,485
  Federal Income Taxes Receivable               15,373            --
  Stock Option Receivable                         --             6,192
  Interest Receivable                            7,831            --
  Prepaid Expenses and Deposits                   --            16,673
                                            ----------      ----------
      Total Current Assets                   2,938,752       1,706,492

Property and equipment, less
accumulated depreciation                       156,728         147,707

Other Receivables<F1>                          829,345         829,345
Investment Joint Venture                       429,702         429,702
                                            ----------      ----------
Total Assets                                $4,354,527      $3,112,946

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable to Bank                      $     --        $   85,000
  Accounts payable                             156,556          74,723
  Accrued payrolls                              96,683          92,683
  Payroll taxes payable                          2,444          24,325
  401K payable                                  10,300            --
  Note payable Taisun                          110,000          45,000
  Debt capital lease                            10,624          10,624
                                            ----------      ----------
      Total Current Liabilities                386,607         332,355

Stockholders' Equity:
  Preferred stock, $.001 par value:
   10,000,000 shares authorized,
   -0- shares issued
  Common stock, $.00001 par value:
   800,000,000 shares authorized,
   issued and outstanding:
     7,074,367 shares at December 31,
     1995, and 6,891,837 shares at
     September 30, 1995                             77              69
  Additional paid-in capital                 5,889,928       5,139,936
  Deficit accumulated during the
    development stage                       (1,861,342)     (2,298,671)
                                            ----------      ----------
                                             4,028,663       2,841,334
Less Treasury Stock at Cost                     42,163          42,163
Stock Options Receivable                        18,580          18,580
                                            ----------      ----------
                                             3,967,920       2,780,591

Total Liabilities and Stockholders' Equity  $4,354,527      $3,112,946

<F1>
$1,000,000 license payment due August 1997 from NVG, discounted $170,655.

The accompanying notes are an integral part of the financial statements. Notes to the financial statements for the year ended September 30, 1995 substantially apply to these interim financial statements and are not repeated here.

                              ASHA CORPORATION
                         (A Development Stage Company)

                           Statement of Operations
        for the three month period ended December 31, 1995 and 1994 and the period from June 20, 1986 (date of inception) through December 31, 1995 [CAPTION]
                                                              June 20, 1986
                                  Three Months Ended       (Date of Inception)
                               December 31,   December 31,       Through
                                   1995           1994      December 31, 1995
                               ------------   ------------  -----------------
[S]                            [C]            [C]             [C]
Revenues:
 License and right of
   first refusal                $1,326,000     $3,503,000      $ 6,395,345
 Contract services                    --             --          4,731,433
 Interest                            2,972          7,003          850,863
                                ----------     ----------      -----------
                                $1,328,972     $3,510,003      $11,977,641

Expenses:
 Research and Development       $  421,577     $  158,493      $ 4,916,332
 Officers' salaries                110,913         92,525        2,521,546
 Consulting fees                      --             --            440,132
 Legal and accounting               30,788         25,326          645,589
 Patent application                 12,508          1,650          409,992
 Taxes and licenses                 21,108         11,512          449,682
 General and administrative        282,594        160,128        4,090,298
 Depreciation and amortization      12,155         13,975          303,685
                                ----------     ----------      -----------
                                $  891,643     $  463,639      $13,777,256

Income (Loss) before income
 taxes                          $  437,329     $3,046,364      $(1,799,615)

Income taxes                          --           56,000           61,727
                                ----------     ----------      -----------
Net income (Loss)               $  437,329     $2,990,364      $(1,861,342)

Net income (loss) per share     $     .062     $     .445      $     (.294)

Weighted average common
shares outstanding               7,072,111      6,772,396        6,323,983

The accompanying notes are an integral part of the financial statements.
Notes to the financial statements for the year ended September 30, 1995 substantially apply to these interim financial statements and are not repeated here.

                              ASHA CORPORATION
                         (A Development Stage Company)

                            Statement of Cash Flows
    for the three month period ended December 31, 1995 and the period from
         June 30, 1986 (date of inception) through December 31, 1995
[CAPTION]
                                                              June 20, 1986
                                   Three Months Ended      (Date of Inception)
                                December 31,  December 31,       Through
                                    1995          1994      December 31, 1995
                                ------------  ------------  -----------------
[S]                             [C]           [C]             [C]
Cash flows from operating
  activities:
  Net income (loss)              $   437,329   $ 2,990,364     $(1,861,342)
  Adjustments to reconcile
    net income (loss) to net
    cash provided by (used in)
    operating activities:
    Depreciation and amortization     12,155        13,975         303,685
    Issuance of common stock for
      services                          --          10,500         706,188
    Stock options granted to
      officers                          --                          41,250
    Stock options granted to
      consultant                        --                          65,473
    Investee loss reported              --                          28,500
    Gain on sale of equipment           --                          (5,870)
    Loss on sale of marketable          --                           1,121
    Loss on joint venture               --                         470,298
    Reduction (increase) in
      carrying value of market-
      able securities                                               11,500
    Decrease (increase) in
      receivables                    119,057    (3,311,334)     (1,525,473)
    Reduction of officer
      receivable                        --                          20,515
    Increase in receivables from
      contract                          --                        (829,345)
    Decrease (increase) in pre-
      paid expenses and deposits       4,679        19,056         (11,994)
    Increase (decrease) in ac-
      counts payable and bank
      overdraft                       81,833         8,940         156,556
    Pension Deferral                  10,300                        10,300
    Increase in accrued payroll
      and payroll payable            (17,881)        4,791          99,127
        Net cash provided by
          (used in) operating
          Operating activities   $   647,472   $  (207,708)    $ 2,319,511

Cash flows from investing
  activities:
  Investment in marketable
    securities                    (1,349,404)      (99,060)     (1,625,232)
  Proceeds from sale of
    marketable equity securities                                   253,207
  Additions to property and
    equipment                        (21,416)       (1,950)       (453,984)
  Deposits on equipment                 --                          (6,079)
  Proceeds from sale of equipment       --                          18,959
  Loan to officer                       --          20,515         (53,000)
  Investment in joint venture           --                        (928,500)
  Additions to organization costs                                   (2,082)
    Net cash used in investing
      activities                 $(1,370,880)  $   (80,495)    $ 2,786,711

Cash flows from financing
  activities:
  Net borrowing under line of
    credit agreement                                                85,000
  Additions to notes payable                                        23,516
  Payments on notes payable          (85,000)                     (108,516)
  Loan from(payments to) officer                                      --
  Increase in related party debt      65,000                       110,000
  Proceeds from issuance of
    common stock                     750,000                     1,896,303
  Proceeds of exercise of common
    stock warrant                       --                       3,097,899
  Proceeds of exercise of stock
    options to officers                                             64,312
  Purchase of common stock for
    treasury                                       (22,375)        (42,163)
  Principal payments on obliga-
  tions under capital lease             --                            (733)
    Net cash provided by (used)
    in) financing activities     $   730,000   $   (22,375)    $ 5,105,618

Net increase (decrease) in cash
  and cash equivalents           $     6,592   $  (310,578)         19,396
Cash and cash equivalents at
  beginning of period            $    12,804   $   625,820

Cash and cash equivalents at
  end of period                  $    19,396   $   315,242     $    19,396

The accompanying notes are an integral part of the financial statements.
Notes to the financial statements for the year ended September 30, 1995 substantially apply to these interim financial statements and are not repeated here.

                              ASHA CORPORATION
                         (A Development Stage Company)

                   Notes to Financial Statements (Unaudited)

The financial statements included herein have been prepared by ASHA Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading; however, it is suggested that these financial statements and the accompanying notes be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

On February 1, 1994 the Company effected a 1 for 85 reverse split of the Company's outstanding Common Stock. All share numbers and per share amounts give retroactive effect to the reverse stock split.

On June 29, 1994 the Company purchased 3,700 shares of its own common stock. On October 25, 1994 the Company purchased an additional 5,000 shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with the attached Financial Statements and Notes thereto of the Company.

THREE MONTHS ENDED DECEMBER 31, 1995, VERSUS THREE MONTHS ENDED DECEMBER 31,
1994

During the three months ended December 31, 1995, the Company had approximately $1,329,000 in revenue as compared to approximately $3,510,000 in revenue during the corresponding period last year. The decrease in revenues was a result of a decrease in license and first refusal revenue. The decrease is due to the fact that during the three months ended December 31, 1994, the Company entered into a new license agreement with a major customer and amended a prior license agreement with an existing major customer which resulted in substantial revenues. During the quarter ended December 31, 1995, the Company entered into one new license agreement with a racing team and two option agreements with other new customers which did not generate as much revenue.

Expenses for the three months ended December 31, 1995, were up by approximately $428,000 over the corresponding period last year. Research and development expenses increased by approximately $263,000 as a result of the Company's work on the ASHA/TAISUN joint venture and the advanced development of the GERODISC technology. Officers' salaries increased by approximately $18,000 primarily as a result of the addition of a new President of the Company. General and administrative expenses increased by approximately $122,000 as a result of the addition of a part-time employee for public relations, increased directors meetings, full promotion of European marketing to additional OEM's including the purchase of a vehicle for demonstration of the Gerodisc and overall additional Gerodisc activities.

The net income of $437,329 for the three months ended December 31, 1995, was substantially less than the net income of $2,990,364 for the three months ended December 31, 1994. The decrease was due to the reduced revenues and increased expenses described above.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1995, the Company had working capital of approximately $2,552,000 as compared to approximately $1,374,000 at September 30, 1995. The increase is primarily due to the sale of stock in a private transaction for $750,000 and the net income generated during the three months ended December 31, 1995. The Company believes that it has sufficient liquidity to maintain the Company's current level of activities for the remainder of the current fiscal year. However, the Company is exploring the possibility of raising additional funds to finance additional marketing and other activities.

During the three months ended December 31, 1995, cash provided by operating activities was approximately $647,000 as compared to approximately $(208,000) used in operating activities for the three months ended December 31, 1994. The increase was a result of the net income for the three months ended December 31, 1995. The Company had a decrease in receivables, a non-cash asset, of $119,000.

Cash used in investing activities during the three months ended December 31, 1995 was approximately $1,371,000 as compared to approximately $80,000 used in investing activities during the three months ended December 31, 1994. The increase was primarily due to the investment of approximately $1,349,000 in marketable securities which consist of certificates of deposit and commercial paper, all with maturity dates of less than one year.

Cash provided by financing activities for the three months ended December 31, 1995 was $730,000 as compared to $(22,000) used in financing activities during the three months ended December 31, 1994. The change was primarily due to the fact that the Company raised $750,000 from the private sale of Common Stock during the three months ended December 31, 1994.

The Company expects to invest an additional $750,000 in the ASHA/TAISUN joint venture during calendar year 1996. The Company has no other commitments to make material capital expenditures.


                          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

          None.

Item 2.   Changes in Securities

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          None.


                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ASHA CORPORATION


Date:   March 5, 1996            By /s/ Alain J-M Clenet
                                    ------------------------------------
                                    Alain J-M Clenet
                                    Chief Executive Officer


                                 By /s/ John C. McCormack
                                    ------------------------------------
                                    John C. McCormack
                                    President and Treasurer


                              EXHIBIT INDEX
[CAPTION]
EXHIBIT                                               METHOD OF FILING
-------                                        ------------------------------
[S]      [C]                                   [C]
  27.     Financial Data Schedule               Filed herewith electronically