Form 10-Q
period 1996-03-31
ASHA CORP
filed 1996-05-15
CIK 789547

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period Ended March 31, 1996

                           Commission File No. 0-16176

                               ASHA CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                     84-1016459
- ------------------------------             ----------------------------------
(State or other jurisdiction of           (IRS Employer Identification Number)
Incorporation or Organization)

               600 C Ward Drive, Santa Barbara, California 93111
          -----------------------------------------------------------
          (Address of Principal Executive Offices including zip code)

                                (805) 683-2331
                        ------------------------------
                        (Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [ X ]   No [   ]

There were 7,074,367 shares of the Registrant's Common Stock outstanding as of May 1, 1996.


                               ASHA CORPORATION
                                   FORM 10-Q

                                     INDEX
                                     -----

Part I.  Financial Information

Item 1.  Financial Statements                                            Page

         Balance Sheets - March 31, 1996 and September 30, 1995           3-4

         Statement of Operations for the six months ended
         March 31, 1996 and 1995 and the period from June 20,
         1986 (inception) through March 31, 1996                           5

         Statement of Cash Flows for the six months ended
         March 31, 1996 and 1995 and the period from June 20,
         1986 (inception) through March 31, 1996                           6

         Notes to Consolidated Financial Statements                        8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               9

Part II. Other Information and Signatures                                10-11


                              ASHA CORPORATION
                         (A Development Stage Company)

                                BALANCE SHEET
                    March 31, 1996 and September 30, 1995

                                             March 31,     September 30,
                                               1996            1995
                                            ----------     ------------
ASSETS

Current assets:
  Cash and cash equivalents                 $  114,917      $   12,804
  Marketable Securities                      1,514,784              --
  Accounts receivable                          104,881       1,624,272
  Receivable from employees                     24,829          14,066
  Note Receivable                               32,485          32,485
  Federal Income Taxes Receivable               15,373              --
  Stock Option Receivable                           --           6,192
  Interest Receivable                            7,260            --
  Prepaid Expenses and Deposits                     --          16,673

      TOTAL CURRENT ASSETS                   1,814,529       1,706,492

Property and equipment, less
accumulated depreciation                       185,976         147,407

Other Receivables<F1>                          829,345         829,345
Investment Joint Venture                       437,404         429,702
WIP Joint Venture                              439,831             -0-

TOTAL ASSETS                                $3,707,085      $3,112,946
_______________

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


                              ASHA CORPORATION
                         (A Development Stage Company)

                                BALANCE SHEET
                    March 31, 1996 and September 30, 1995

                                             March 31,     September 30,
                                               1996            1995
                                            ----------     ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable to Bank                      $     --        $   85,000
  Accounts payable                              36,331          74,723
  Accrued payrolls                             111,057          92,683
  Payroll taxes payable                         25,668          24,325
  401K payable                                   3,802            --
  Note payable Taisun                                0          45,000
  Debt capital lease                            10,624          10,624

      TOTAL CURRENT LIABILITIES                187,482         332,355

Stockholders' Equity:
  Preferred stock, $.001 par value:
   10,000,000 shares authorized,
   -0- shares issued
  Common stock, $.00001 par value:
   800,000,000 shares authorized,
   issued and outstanding:
     7,074,367 shares at March 31,
     1996, and 6,891,837 shares at
     September 30, 1995                             77              69
  Additional paid-in capital                 5,889,928       5,139,936

  Deficit accumulated during the
    development stage                       (2,315,851)     (2,298,671)

                                             3,574,154       2,841,334
Less Treasury Stock at Cost                     42,163          42,163
Stock Options Receivable                        12,388          18,580

                                             3,519,603       2,780,591

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $3,707,085      $3,112,946

The accompanying notes are an integral part of the financial statements. Notes to the financial statements for the year ended September 30, 1995 substantially apply to these interim financial statements and are not repeated here.


                              ASHA CORPORATION
                         (A Development Stage Company)

                           STATEMENT OF OPERATIONS
    for the three and six month periods ended March 31, 1996 and 1995 and the period from June 20, 1986 (date of inception) through March 31, 1996

                                                                          June 20,
1986
                            Three Months Ended       Six Months Ended    (Inception
Date)
                                 March 31,              March 31,            Through
                              1996      1995        1996         1995     March 31,
1996
                           ---------  ---------   ----------  ----------
- --------------
Revenues:
 License and right of
   first refusal           $  25,000  $      --   $1,351,000  $3,503,000  $
6,420,345
 Contract services           115,953    485,524      115,953     485,524
4,847,386
 Interest                      9,877     14,460       12,849      21,463
860,740

                           $ 150,830  $ 499,984   $1,479,802  $4,009,987
$12,128,471

Expenses:
 Research & Development    $  94,353  $ 264,840   $  515,930  $  419,165  $
5,010,685
 Officers' salaries          193,286    126,129      304,199     217,680
2,714,832
 Consulting fees                  --         --           --          --
440,132
 Legal & accounting           20,475     18,931       51,263      44,257
666,064
 Patent application              193     10,927       12,701      12,577
410,185
 Taxes & licenses             32,746     31,399       53,854      44,451
482,428
 General & administrative    238,631    149,329      521,225     316,235
4,328,929
 Depreciation &
   amortization               12,155     13,974       24,310      27,949
315,840

                           $ 591,839  $ 615,529   $1,483,482  $1,082,314
$14,369,095

Income(Loss) before
 income taxes              $(441,009) $(115,545)  $   (3,680) $2,927,673
$(2,240,624)

Income taxes                  13,500         --       13,500      56,000
75,227

Net income(Loss)           $(454,509) $(115,545)  $  (17,180) $2,871,673
$(2,315,851)

Net income(loss) per share $   (.087) $   (.017)  $    (.004) $     .400  $
 .365

Weighted average common
shares outstanding         7,072,111  6,722,524    6,924,367   7,185,757
6,343,042

The accompanying notes are an integral part of the financial statements.
Notes to the financial statements for the year ended September 30, 1995 substantially apply to these interim financial statements and are not repeated here.


                              ASHA CORPORATION
                         (A Development Stage Company)

                            STATEMENT OF CASH FLOWS
    for the six month periods ended March 31, 1996 and 1995 and the period from June 30, 1986 (date of inception) through March 31, 1996

                                                              June 20, 1986
                                      Six Months Ended     (Date of Inception)
                                          March 31,             Through
                                      1996         1995      March 31, 1996
                                  -----------   -----------  --------------
Cash flows from operating
  activities:
  Net income (loss)               $   (17,180)  $ 2,871,673   $(2,315,851)
  Adjustments to reconcile
    net income (loss) to net
    cash provided by (used in)
    operating activities:
    Depreciation and amortization      24,310        27,949       315,840
    Issuance of common stock for
      services                             --        10,500       706,188
    Stock options granted to
      officers                             --                      41,250
    Stock options granted to
      consultant                           --                      65,473
    Investee loss reported                 --                      28,500
    Gain on sale of equipment              --                      (5,870)
    Loss on sale of marketable             --                       1,121
    Loss on joint venture                  --                     470,298
    Reduction (increase) in
      carrying value of market-
      able securities                                              11,500
    Decrease (increase) in
      receivables                   1,508,628    (2,534,118)     (135,902)
    Reduction of officer
      receivable                           --                      20,515
    Increase in receivables from
      contract                             --                    (829,345)
    Decrease (increase) in pre-
      paid expenses and deposits          232        19,056       (16,441)
    Increase (decrease) in ac-
      counts payable and bank
      overdraft                       (38,392)      127,724        36,331
    Increase in income
      tax payable                         -0-        56,000           -0-
    Increase in accrued payroll
      and payroll payable              23,519         8,178       140,527
        Net cash provided by
          (used in) operating
          Operating activities     $1,501,117       586,962   $(1,465,866)


The accompanying notes are an integral part of the financial statements.
Notes to the financial statements for the year ended September 30, 1995 substantially apply to these interim financial statements and are not repeated here.


                              ASHA CORPORATION
                         (A Development Stage Company)

                            STATEMENT OF CASH FLOWS
    for the six month periods ended March 31, 1996 and 1995 and the period from June 30, 1986 (date of inception) through March 31, 1996

                                                              June 20, 1986
                                      Six Months Ended     (Date of Inception)
                                          March 31,             Through
                                      1996         1995      March 31, 1996
                                  -----------   -----------  --------------
Cash flows from investing
  activities:
  Investment in marketable
    securities                    $(1,514,784)  $   (51,390)  $(1,780,612)
  Proceeds from sale of
    marketable equity securities                                  253,207
  Additions to property and
    equipment                         (56,687)      (38,232)     (489,195)
  Deposits on equipment                    --                      (6,079)
  Proceeds from sale of equipment          --                      18,959
  Loan to officer                          --        20,515       (53,000)
  Investment in joint venture        (447,533)     (900,000)   (1,376,033)
  Additions to organization costs                                  (2,082)
    Net cash used in investing
      activities                  $(2,019,004)  $  (969,107)  $(3,434,835)

Cash flows from financing
  activities:
  Net borrowing under line of
    credit agreement                                               85,000
  Additions to notes payable                                       23,516
  Payments on notes payable           (85,000)                   (108,516)
  Loan from(payments to) officer                                       --
  Increase in related party debt      (45,000)                        -0-
  Proceeds from issuance of
    common stock                      750,000                   1,896,303
  Proceeds of exercise of common
    stock warrant                          --                   3,097,899
  Proceeds of exercise of stock
    options to officers                              15,000        64,312
  Purchase of common stock for
    treasury                                        (22,375)      (42,163)
  Principal payments on obliga-
  tions under capital lease                --                        (733)
    Net cash provided by (used)
    in) financing activities      $   620,000   $    (7,375)  $ 5,015,618

Net increase (decrease) in cash
  and cash equivalents            $   102,113   $  (389,520)  $   114,917

Cash and cash equivalents at
  beginning of period             $    12,804   $   625,820

Cash and cash equivalents at
  end of period                   $   114,917   $   236,300   $   114,917




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

THREE MONTHS ENDED MARCH 31, 1996 VERSUS THREE MONTHS ENDED MARCH 31, 1995

During the three months ended March 31, 1996, the Company had approximately $151,000 in revenue as compared to approximately $500,000 in revenue during the corresponding period last year. The decrease in revenues was a result of a decrease in contract services revenue. Contract services revenue declined approximately $370,000 from the prior year because the Company generally now provides these services in connection with the option and license agreements for Gerodisc instead of under separate agreements for prototype development.

Expenses for the three months ended March 31, 1996, were up by approximately $134,000 over the corresponding period last year. Research and development expenses decreased by approximately $170,000 because beginning in the quarter ended March 31, 1996, the Company started capitalizing certain of its expenses related to the world car project. Officers' salaries increased by approximately $67,000 primarily as a result of a bonus to an officer. General and administrative expenses increased by approximately $289,000 as a result of the addition of a part-time employee for public relations, increased directors' meetings, full promotion of European marketing to additional OEM's, annual report mailings and annual meeting activities, and the leasing of two vehicles for Sales and Marketing and the Chief Executive Officer. The net loss of $(454,509) for the three months ended March 31, 1996, was substantially greater than the net loss of $(115,545) for the three months ended March 31, 1995. The decrease was due to the reduced revenues and increased expenses described above.

SIX MONTHS ENDED MARCH 31, 1996, VERSUS SIX MONTHS ENDED MARCH 31, 1995

During the six months ended March 31, 1996, the Company had approximately $1,480,000 in revenue as compared to approximately $4,010,000 in revenue during the corresponding period last year. The decrease in revenues was a result of a decrease in license and right of first refusal revenue. The decrease is due to the fact that during the six months ended March 31, 1995, the Company entered into a new license agreement with a major customer and amended a prior license agreement with an existing major customer which resulted in substantial revenues. During the quarter ended March 31, 1996, the Company entered into one new license agreement with a foreign first tier supplier.

Expenses for the six months ended March 31, 1996, were up by approximately $401,000 over the corresponding period last year. Research and development expenses increased by approximately $97,000 as a result of the Company's work on the advanced development of the GERODISC technology, and the research and development associated with racing activities in the U.S. and Europe. Four new patents for GERODISC have been applied for since the inception of ASHA racing development. Officers' salaries increased by approximately $87,000 primarily as a result of bonuses to two officers. General and administrative expenses increased by approximately $223,000 as a result of the addition of a part-time employee for public relations, increased directors meetings, full promotion of European marketing to additional OEM's including the purchase of a vehicle for demonstration of the Gerodisc, annual report mailings and annual meeting activities, and the leasing of two vehicles for Sales and Marketing and the Chief Executive Officer. The net loss of $(17,180) for the six months ended March 31, 1996, was substantially less than the net income of $2,871,673 for the six months ended March 31, 1995. The decrease was due to the reduced revenues and increased expenses described above.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1996, the Company had working capital of approximately $1,627,047 as compared to approximately $1,374,000 at September 30, 1995. The increase is due to the sale of stock in a private transaction for $750,000. The Company believes that it has sufficient liquidity to maintain the Company's current level of activities for the remainder of the current fiscal year. However, the Company is exploring the possibility of raising additional funds to finance additional marketing and other activities.

During the six months ended March 31, 1996, cash provided by operating activities was approximately $1,501,000 as compared to approximately $587,000 provided by operating activities for the six months ended March 31, 1995. The increase was a result of the decrease in receivables, a non-cash asset, of $1,508,628.

Cash used in investing activities during the six months ended March 31, 1996 was approximately $2,019,000 as compared to approximately $969,000 used in investing activities during the six months ended March 31, 1995. The increase was primarily due to the investment of approximately $1,515,000 in marketable securities which consist of certificates of deposit and commercial paper, all with maturity dates of less than one year.

Cash provided by financing activities for the six months ended March 31, 1996 was $620,000 as compared to $(7,375) used in financing activities during the six months ended March 31, 1995. The change was primarily due to the fact that the Company raised $750,000 from the private sale of Common Stock during the three months ended December 31, 1995.

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

                                    ASHA CORPORATION

Date:   May 15, 1996                By /s/ Alain J-M Clenet
                                       -----------------------
                                       Alain J-M Clenet
                                       Chief Executive Officer


                                    By /s/ John C. McCormack
                                       -----------------------
                                       John C. McCormack
                                       President and Treasurer


                            EXHIBIT INDEX

EXHIBIT                                               METHOD OF FILING
- -------                                        ------------------------------
  27.     Financial Data Schedule               Filed herewith electronically