Form 10-Q
period 1996-06-30
ASHA CORP
filed 1996-08-19
CIK 789547

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period Ended June 30, 1996

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

                              Yes [ X ]   No [   ]

There were 7,076,217 shares of the Registrant's Common Stock outstanding as of June 30, 1996.

                               ASHA CORPORATION
                                   FORM 10-Q

                                     INDEX
                                     -----

Part I.  Financial Information

Item 1.  Financial Statements                                            Page

         Balance Sheets - June 30, 1996 and September 30, 1995           3-4

         Statement of Operations for the three and nine month
         periods ended June 30, 1996 and 1995 and the period from
         June 20, 1986 (inception) through June 30, 1996                   5

         Statement of Cash Flows for the nine month periods ended
         June 30, 1996 and 1995 and the period from June 20,
         1986 (inception) through June 30, 1996                          6-7

         Notes to Consolidated Financial Statements                        8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            9-10

Part II. Other Information and Signatures                                 11

         Signatures                                                       12

                              ASHA CORPORATION
                         (A Development Stage Company)

                             ASHA CORPORATION
                       (A Development Stage Company)

                               BALANCE SHEET
                    June 30, 1996 and September 30, 1995

                                             June 30           September 30,
                                               1996                1995
                                           -----------         -------------
ASSETS

  Current assets:
  Cash and cash equivalents                $   601,586         $    12,804
  Marketable Securities                        247,548                -
  Accounts receivable                          220,391           1,624,272
  Receivable from employees                     28,064              14,066
  Note Receivable                               18,356              32,485
  Federal Income Tax Receivable                 30,037                -
  Stock Option Receivable                         -                  6,192
  Interest Receivable                             -                   -
  Prepaid Expenses and Deposits                  1,495              16,673

    TOTAL CURRENT ASSETS                     1,147,477           1,706,492

  Property and equipment, less
   accumulated depreciation                    287,731             147,407

  Other Receivables(1)                         891,401             829,345
  Investment Joint Venture                     429,702             429,702
  WIP Joint Venture                            666,561               -0-

     TOTAL ASSETS                          $ 3,422,872         $ 3,112,946
________________

(1) $1,000,000 license payment due August 1997 from NVG, discounted $108,599

The accompanying notes are an integral part of the financial statements.
Notes to the financial statements for the year ended September 30, 1995 substantially apply to these interim financial statements and are not repeated here.

                               ASHA CORPORATION
                         (A Development Stage Company)

                                   BALANCE SHEET
                       June 30, 1996 and September 30, 1995

                                              June 30           September 30,
                                               1996                 1995
                                            -----------         -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
   Note payable to Bank                    $      -            $    85,000
   Accounts payable                             89,468              74,723
   Accrued payrolls                             79,471              92,683
   Payroll taxes payable                          -                 24,325
   401K payable                                  4,202                -
   Note payable Taisun                            -                 45,000
   Debt capital lease                           73,139              10,624

      TOTAL CURRENT LIABILITIES                246,280             332,355

  Stockholders' Equity:
   Preferred stock, $.001 par value:
    10,000,000 shares authorized,
    -0- shares issued
   Common stock, $.00001 par value:
    800,000,000 shares authorized,
    issued and outstanding:
    7,084,917 shares at June 30,
    1996, and 6,891,837 shares at
    September 30, 1995                              77                  69
   Additional paid-in capital                5,889,928           5,139,936

   Deficit accumulated during the
    development stage                       (2,615,774)         (2,298,671)

                                             3,274,231           2,841,334
   Less Treasury Stock at Cost                  81,907              42,163
   Stock Options Receivable                     15,732              18,580

                                             3,176,592           2,780,591
      TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                $ 3,422,872         $ 3,112,946

The accompanying notes are an integral part of the financial statements. Notes to the financial statements for the year ended September 30, 1995 substantially apply to these interim financial statements and are not repeated here.

                              ASHA CORPORATION
                        (A Development Stage Company)

                            STATEMENT OF OPERATIONS
    for the three and nine month periods ended June 30, 1996 and 1995 and the period from June 20, 1986 (date of inception) through June 30, 1996

                                                                        June 20, 1986
                          Three Months Ended     Nine Months Ended     (Inception Date)
                               June 30,               June 30,             Through
                            1996      1995         1996        1995     June 30, 1996
                         ---------  ---------   ----------  ----------  --------------
Revenues:
 License and right of
   first refusal          $  30,000  $  90,000   $1,381,000  $3,593,000  $ 6,450,345
 Contract services          252,448    195,000      368,401     680,524    5,099,834
 Interest                    38,002     10,645       50,851      32,108      898,742

                          $ 320,450  $ 295,645   $1,800,252  $4,305,632  $12,448,921

Expenses:
 Research & Development   $ 175,527  $ 397,436   $  691,457  $  816,601  $ 5,186,212
 Officers' salaries          60,836    102,625      365,035     320,305    2,775,668
 Consulting fees               --         --           --          --        440,132
 Legal & accounting          31,068     17,813       82,331      62,070      697,132
 Patent application          25,757      9,924       38,458      22,501      435,942
 Taxes & licenses            43,850     25,864       97,704      70,315      526,278
 General & administrative   264,276    131,534      785,501     447,769    4,593,205
 Depreciation &
   amortization              32,559     22,220       56,869      50,169      348,399

                          $ 633,873  $ 707,416   $2,117,355  $1,789,730  $15,002,968

Income(Loss) before
 income taxes             $(313,423) $(411,771)  $ (317,103) $2,515,902  $(2,554,047)

Income taxes                   --          800         --        56,800       61,727

Net income(Loss)          $(313,423) $(412,571)  $ (317,103) $2,459,102  $(2,615,774)

Net income(loss)
  per share               $  (.0444) $  (.0606)  $   (.0451) $    .3596  $    (.4112)

Weighted average common
shares outstanding        7,065,752  6,807,900    7,036,061   6,838,230    6,361,154

The accompanying notes are an integral part of the financial statements.
Notes to the financial statements for the year ended September 30, 1995 substantially apply to these interim financial statements and are not repeated here.

                              ASHA CORPORATION
                         (A Development Stage Company)

                            STATEMENT OF CASH FLOWS
     for the nine month periods ended June 30, 1996 and 1995 and the period from June 30, 1986 (date of inception) through June 30, 1996

                                                              June 20, 1986
                                      Nine Months Ended    (Date of Inception)
                                          June 30,               Through
                                      1996         1995       June 30, 1996
                                  -----------   -----------  ----------------
Cash flows from operating
  activities:
  Net income (loss)               $  (317,103)  $ 2,459,102   $(2,615,774)
  Adjustments to reconcile
    net income (loss) to net
    cash provided by (used in)
    operating activities:
    Depreciation and amortization      56,869        50,169       348,399
    Issuance of common stock for
      services                             --        58,266       706,188
    Stock options granted to
      officers                             --            --        41,250
    Stock options granted to
      consultant                           --            --        65,473
    Investee loss reported                 --            --        28,500
    Gain on sale of equipment              --            --        (5,870)
    Loss on sale of marketable             --            --         1,121
    Loss on joint venture                  --            --       470,298
    Reduction (increase) in
      carrying value of market-
      able securities                      --            --        11,500
    Decrease (increase) in
      receivables                   1,327,827    (2,176,848)     (316,703)
    Reduction of officer
      receivable                           --        20,515        20,515
    Increase in receivables from
      contract                             --            --      (829,345)
    Decrease (increase) in pre-
      paid expenses and deposits      (14,859)       19,056       (31,532)
    Increase (decrease) in ac-
      counts payable and bank
      overdraft                         3,627       112,033        78,350
    Increase in accrued payroll
      and payroll payable             (33,335)        5,424        83,673
        Net cash provided by
          (used in) operating
          Operating activities     $1,023,026    $  547,717   $(1,943,957)

The accompanying notes are an integral part of the financial statements.
Notes to the financial statements for the year ended September 30, 1995 substantially apply to these interim financial statements and are not repeated here.

                              ASHA CORPORATION
                         (A Development Stage Company)

                            STATEMENT OF CASH FLOWS
    for the nine month periods ended June 30, 1996 and 1995 and the period from June 30, 1986 (date of inception) through June 30, 1996

                                                              June 20, 1986
                                     Nine Months Ended     (Date of Inception)
                                         June 30,               Through
                                      1996         1995      June 30, 1996
                                  -----------   -----------  ----------------
Cash flows from investing
  activities:
  Investment in marketable
    securities                    $  (247,548)  $        --   $  (513,376)
  Proceeds from sale of
    marketable equity securities           --       246,546       253,207
  Additions to property and
    equipment                        (120,549)      (61,489)     (553,057)
  Deposits on equipment                    --            --        (6,079)
  Proceeds from sale of equipment          --            --        18,959
  Loan to officer                     (18,356)           --       (71,356)
  Investment in joint venture        (666,561)     (900,000)   (1,595,061)
  Additions to organization costs          --            --        (2,082)
    Net cash used in investing
      activities                  $(1,053,014)  $  (714,943)  $(2,468,845)

Cash flows from financing
  activities:
  Net borrowing under line of
    credit agreement                       --            --            --
  Additions to notes payable               --            --       108,516
  Payments on notes payable           (85,000)           --      (108,516)
  Increase (decrease) in related
   party debt                         (45,000)           --            --
  Proceeds from issuance of
    common stock                      750,000            --     1,896,303
  Proceeds of exercise of common
    stock warrant                          --            --     3,097,899
  Proceeds of exercise of stock
    options to officers                    --        15,000        64,312
  Purchase of common stock for
    treasury                               --       (22,375)      (42,163)
  Principal payments on obliga-
  tions under capital lease            (1,230)           --        (1,963)
    Net cash provided by (used)
    in) financing activities      $   618,770   $    (7,375)  $ 5,014,388

Net increase (decrease) in cash
  and cash equivalents            $   588,782   $  (174,601)  $   601,586

Cash and cash equivalents at
  beginning of period             $    12,804   $   625,820   $        --

Cash and cash equivalents at
  end of period                   $   601,586   $   451,219   $   601,586

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

On February 1, 1994, the Company effected a 1 for 85 reverse split of the Company's outstanding Common Stock. All share numbers and per share amounts give retroactive effect to the reverse stock split.

On June 29, 1994 the Company purchased 3,700 shares of its own common stock. On October 25, 1994, the Company purchased an additional 5,000 shares. During the quarter ended June 30, 1996, the Company received 6,359 shares of its own common stock as repayment of a Note Receivable from a former officer. The Company retired the stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following should be read in conjunction with the attached Financial Statements and Notes thereto of the Company.

THREE MONTHS ENDED JUNE 30, 1996 VERSUS THREE MONTHS ENDED MARCH 31, 1995

During the three months ended June 30, 1996 , the Company had approximately $300,000 in revenue as compared to approximately $295,000 in revenue during the corresponding period last year. The increase in revenues was a result of an increase in contract services revenue and short term investments. Contract Services revenue increased by approximately $57,000 from the prior year because the Company recaptured a portion of the discount related to a receivable due from New Venture Gear in August of 1997.

Expenses for the three months ended March 31, 1996, were down by approximately $70,000 over the corresponding period last year. Research and development expenses decreased by approximately $222,000 because beginning in the quarter ended March 31, 1996, the Company started capitalizing certain of its expenses related to the world car project. Officers' salaries decreased by approximately $42,000 primarily as a result of the reduction of salary by an officer. General and administrative expenses increased by approximately $143,000 as a result of consulting fees, costs of a private placement, additional support personnel as well as overall increases in repairs and maintenance, supplies and benefits due to increased research and development and world car personnel, and full promotion of European marketing to additional OEM's. The net loss of $(313,423) for the three months ended June 30, 1996, was less than the net loss of $(412,571) for the three months ended June 30, 1996. The decrease was due to the increased revenues and decreased expenses described above.

NINE MONTHS ENDED JUNE 30, 1996, VERSUS NINE MONTHS ENDED JUNE 30, 1995

During the nine months ended June 30, 1996, the Company had approximately $1,800,000 in revenue as compared to approximately $4,306,000 in revenue during the corresponding period last year. The decrease in revenues was a result of a decrease in license and right of first refusal revenue as well as contract revenues. The decrease in license and right of first refusal revenues is due to the fact that the Company entered into several new license agreements during the nine months ended June 30, 1995. The decrease in contract revenues is due to the fact that during the nine months ended June 30, 1996, the Company included in its option to license agreements, the development of prototypes, which had the effect of shifting the classification of revenues from such activities to license and right of first refusal revenue.

Expenses for the nine months ended June 30, 1996, were up by approximately $327,000 over the corresponding period last year. Research and development expenses decreased by approximately $125,000 as a result of the Company's capitalization policy on world car project costs. Officers' salaries increased by approximately $45,000 primarily as a result of bonuses to two officers. General and administrative expenses increased by approximately $338,000 as a result of the addition of a part-time employee for public relations, increased directors meetings, full promotion of European marketing to additional OEM's including the purchase of a vehicle for demonstration of the Gerodisc, annual report mailings and annual meeting activities, and the leasing of two vehicles for Sales and Marketing and the Chief Executive Officer. Increased consulting fees, costs of a private placement, additional support personnel as well as overall increases due to increased research and development and world car personnel. The net loss of $(317,103) for the nine months ended June 30, 1996, was substantially less than the net income of $2,516,000 for the nine months ended June 30, 1995. The decrease was due to the reduced revenues and increased expenses described above.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1996, the Company had working capital of approximately $900,000 as compared to approximately $1,374,000 at September 30, 1995. The decrease is due to the net loss of $(317,103), increased expenditures on research and development and investment in a joint venture which more than offset the $750,000 received from the private sale of stock. The Company believes that it has sufficient liquidity to maintain the Company's current level of activities for the reminder of the current fiscal year. However, the Company is exploring the possibility of raising additional funds to finance additional marketing and other activities.

During the nine months ended June 30, 1996, cash provided by operating activities was approximately $1,025,000 as compared to approximately $548,000 provided by operating activities for the nine months ended June 30, 1995. The increase was a result of the decrease in receivables, a non-cash asset.

Cash used in investing activities during the nine months ended June 30, 1996 was approximately $1,050,000 as compared to approximately $674,000 used in investing activities during the nine months ended June 30, 1995. The increase was primarily due to the investment of approximately $247,000 in marketable securities which consist of certificates of deposit and commercial paper, all with maturity dates of less than one year and additional investment in a joint venture of approximate $600,000.

Cash provided by financing activities for the nine months ended June 30, 1996 was $620,000 as compared to $(7,375) used in financing activities during the nine months ended June 30, 1995. The change was primarily due to the fact that the Company raised $750,000 from the private sale of Common Stock during the three months ended December 31, 1995.

                            PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

          None.

Item 2.   Changes in Securities

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

On April 26, 1996, the Company held an Annual Meeting of Shareholders at which Alain J-M Clenet, Sheila R. Ronis, Neil McCarthy, Robert J. Sinclair and
Lawrence Cohen  were each reelected to the Board of Directors.   In addition,
the Company's shareholders ratified the appointment of McDirmid, Mikkelsen & Secrest, P.S. as the Company's auditors, and approved an amendment to the Company's 1994 Stock Option Plan to increase the number of shares included in the plan from 240,000 to 750,000. The following sets forth the votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each of the matters presented at the meeting:

     1.  ELECTION OF DIRECTORS

             NOMINEES                FOR               WITHHELD

     Alain J-M Clenet          5,467,476 Shares     18,002 Shares
     Sheila R. Ronis           5,469,501 Shares     15,977 Shares
     Neil McCarthy             5,469,360 Shares     16,118 Shares
     Robert J. Sinclair        5,469,501 Shares     15,977 Shares
     Lawrence Cohen            5,467,525 Shares     17,953 Shares

     2.  APPOINTMENT OF McDIRMID, MIKKELSEN & SECREST, P.S.

                                                    ABSTENTIONS AND
               FOR               AGAINST            BROKER NON-VOTES

         5,242,243 Shares     234,131 Shares          8,804 Shares

     3.  AMENDMENT TO THE 1994 STOCK OPTION PLAN

                                                    ABSTENTIONS AND
               FOR               AGAINST            BROKER NON-VOTES

         3,760,810 Shares     132,265 Shares        1,583,703 Shares

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

During the quarter ended June 30, 1996, the Company filed one Report on Form 8-K dated April 26, 1996, reporting information under Item 4. Changes in Registrant's Certifying Accountants, concerning a change in the Company's independent accountants to Arthur Andersen LLP.

                                 SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ASHA CORPORATION

Date:   August 19, 1996             By /s/ Alain J-M Clenet
                                       Alain J-M Clenet
                                       Chief Executive Officer

                                    By /s/ John C. McCormack
                                       John C. McCormack
                                       President and Treasurer

                               EXHIBIT INDEX

EXHIBIT                                               METHOD OF FILING
- -------                                        ------------------------------
  27.     Financial Data Schedule               Filed herewith electronically