Form 10-K
period 1996-09-30
ASHA CORP
filed 1997-01-13
CIK 789547

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                  FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
     ACT  OF 1934 (FEE REQUIRED)

                    For the Fiscal Year Ended September 30, 1996

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 For the transition period from _________ to __________

                           Commission File No. 0-16176

                                ASHA CORPORATION
                 --------------------------------------------
                 Name of Small Business Issuer in its Charter

            Delaware                                        84-1016459
-------------------------------                  -----------------------------
  State or Other Jurisdiction                   I.R.S. Employer Identification
of Incorporation or Organization                             Number

                600 C Ward Drive, Santa Barbara, California  93111
           ----------------------------------------------------------
           Address of Principal Executive Offices, Including Zip Code

Registrant's telephone number, including area code:  (805) 683-2331

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.00001 par value

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes X     No ---

The Issuer's revenues for the most recent fiscal year were $1,710,898.

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

As of December 6, 1996, 7,076,217 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the shares held by non-affiliates was approximately $14,800,000.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One:)  Yes--    No-X-

                                      PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

GENERAL DEVELOPMENT OF BUSINESS

     ASHA Corporation (the "Company") was formed under the laws of the State of Delaware on January 28, 1986, under the name "Capital Equity Resources, Inc." to seek and acquire a business opportunity.

     In May 1986, the Company completed a public offering of units consisting of Common Stock and Warrants. The net proceeds of the offering to the Company was approximately $163,000. On August 20, 1986, the Company's shareholders approved, among other things, a change in the name of the Corporation to ASHA Corporation.

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

     During the last three years, the Company has devoted most of its efforts developing an automatic hydromechanical traction control device named the ASHA GERODISC[TM] SYSTEM ("GERODISC"), and marketing this system for licensing primarily to automotive parts manufacturers.

     On December 9, 1993, the Company's shareholders approved a proposed reverse split of the outstanding shares of the Company's Common Stock of 1 for
85. The reverse split was effective on February 1, 1994. All share data in this report gives a retroactive effect to the reverse stock split.

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

     On August 11, 1994, ASHA entered into a joint venture for the production and sale of vehicles and for the licensing of GERODISC technology in China and Malaysia and other activities. This joint venture has been formed as ASHA/TAISUN PTE. LTD., a Singapore corporation, which is owned 50% by the Company and 50% by TAISUN Automotive. The Company has contributed a license agreement to the joint venture valued at $100,000. The Company and TAISUN Automotive verbally agreed that the Company would contribute $900,000 in cash and TAISUN Automotive would contribute $1,000,000 in cash to the joint venture, and these contributions were made during the fiscal year ended September 30, 1995. During the year ended September 30, 1996, the Company invested an additional $1,057,000 in this joint venture.

PRODUCT DEVELOPMENT

     THE ASHA GERODISC SYSTEM

     The Company's primary product line is an automatic hydromechanical traction control device which has been named The ASHA GERODISC System. It is a self-activating device that can prevent wheel spin and improve traction and handling on all four types of vehicle platforms: front-wheel drive, rear-wheel drive, four-wheel drive and all-wheel drive.

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

     As of December 1996, approximately 80 individual GERODISC prototypes have been built for evaluation by OEM's or first tier suppliers and another 9 prototypes are currently in production.

     NEW VENTURE GEAR, INC. LICENSE AGREEMENT

     On August 19, 1993, ASHA Corporation entered into a licensing agreement with New Venture Gear, Inc. ("NVG") to market GERODISC. NVG is a joint venture that is wholly owned by Chrysler and General Motors. The agreement allows NVG to manufacture and sell the device in the next generation of four-wheel drive transfer case products in North America and Europe, subject to certain restrictions. The Company received a good faith deposit under this agreement during the year ended September 30, 1993. The Company received two $250,000 payments from NVG to keep the agreement in force through 1994 and 1995, and NVG paid $450,000 in February 1996, to keep the agreement in force throughout the life of ASHA's patents.

     In December 1994, the Company and NVG amended the license agreement to provide that in the event NVG is awarded a production program by a major OEM, NVG will pay $1,000,000 to the Company at the beginning of the first model year of production. On December 24, 1994, NVG was awarded a production program with a major OEM and the first model year is anticipated to be 1998.

     During October 1995, the Company entered into an option agreement with NVG which granted NVG a twelve month option to acquire non-exclusive licenses for up to three different applications in North America. The three applications were rear axles, transaxles and twin-disc front axles. This option expired in October 1996. The Company is currently negotiating with NVG concerning possible licenses for these applications.

     DANA CORPORATION LICENSE AGREEMENT

     On December 28, 1994, the Company entered into an agreement with Dana Corporation ("Dana") in which the Company licensed Dana to manufacture and market GERODISC for front axles exclusively and for rear axles non-exclusively in North America, South America, Europe, South Korea and Taiwan. On February 2, 1995, the Company received a $1,000,000 license fee, and an additional $1,000,000 payment was made during January 1996. In addition, the Company will receive a royalty on each unit produced under the agreement. Dana is the largest axle manufacturer in the world. Dana has been approved for production of the front and rear axles for the same vehicle that will utilize the NVG GERODISC, giving the Company three GERODISC units in one vehicle model starting with the 1999 model year production in mid-1998.

     AMERICAN AXLE AND MANUFACTURING, INC. OPTION AGREEMENT

     On November 1, 1995, the Company entered into an option agreement with American Axle and Manufacturing, Inc. which granted American Axle an eighteen month option to acquire non-exclusive licenses for up to three different applications world-wide. The three applications are rear axles, transaxles and twin-disc front axles. If American Axle exercises any option, a license fee ranging from $1,000,000 to $2,000,000 will be payable, depending upon the application, and a per unit royalty will also be payable. American Axle paid $1,150,000 for the option. American Axle is the second largest axle manufacturer in the world, and it supplies approximately 95% of the axles used by General Motors.

     STEYR-DAIMLER-PUCH FAHRZEUGTECHNIK GMBH OPTION AGREEMENT

     On October 9, 1995, the Company entered into an option agreement with Steyr-Daimler-Puch Fahrzeugtechnik GmbH ("Steyr") which granted Steyr an option to acquire, on a right of first refusal basis, licenses for up to five different applications for the European market. The five applications are rear axles, transaxles for FWD, AWD front axles, twin-disc front axles, and AWD couplings. If Steyr exercises its option, a license fee will be payable in an amount to be agreed upon, and a per unit royalty may also be payable. Steyr paid $100,000 for the option which expired on June 30, 1996. The Company also agreed to fabricate, assemble and test a GERODISC prototype for Steyr for which the Company was paid $80,000. Steyr is the largest European automotive supplier for European OEM's. The Company is continuing the technical development of the prototype and is currently negotiating with Steyr for a possible license agreement.

     HIGH PERFORMANCE GERODISC APPLICATIONS

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

     On April 19, 1995, the Company entered into an agreement with Hall Racing, Inc., which granted Hall Racing the right to use GERODISC units on an exclusive basis for the 1995 Indycar racing season on the Reynard chassis vehicles owned by Hall Racing. On November 10, 1995, the Company and Hall Racing entered into a similar agreement for the 1996 Indycar racing season. Effective for 1997, Hall Racing has disbanded due to the retirement of Jim Hall.

     The Company is presently in negotiations with several racing teams, both domestic and foreign, for the use of GERODISC for the 1997 race season.

     ABC (ASHA BODY CONCEPT)

     ABC, a system for assembling automobiles that reduces weight by allowing lighter gauge steel while eliminating welding, is being developed by the Company. This process for assembling and rust proofing steel space frames is a long-term project with potential for improving the assembly of automobiles. ASHA/TAISUN plans to manufacture and assemble vehicles specifically designed for the Chinese and Southeast Asian markets utilizing this proprietary manufacturing process. This process should allow ASHA/TAISUN to significantly reduce the cost and start-up time of manufacturing automobiles in China and Southeast Asia. ABC's lightweight space-frame technology requires a limited amount of electrical power, a scarce commodity in many less developed areas. It relies mostly on natural gas for manufacturing which is abundant in China and other countries.

WORLD CAR PROJECT

     The Company has entered into a joint venture with Singapore based TAISUN Automotive PTE LTD. ("TAISUN") for the production and sale of vehicles in the Far East. TAISUN is a manufacturer of vehicles, ships, electrical motors, fiberglass products, chemicals and properties. As part of the agreement, the Company will provide exclusive marketing rights to ASHA/TAISUN PTE LTD. ("ASHA/TAISUN") to license GERODISC technology to automotive and bus manufacturers in China and Malaysia. The license was granted as a contribution of capital to the joint venture valued at $100,000. The license agreement grants ASHA/TAISUN an exclusive license to use the GERODISC technology in the Republic of China and Malaysia. The Company is to receive a royalty of $5.00 per unit. Beginning in 1997, there was to be a minimum royalty of $250,000 per year. However, in 1996 it was determined that present conditions of the automotive industry in China will not require the use of GERODISC for at least three years. As a result, the license agreement is being reviewed.

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

     The body design of the car will utilize the ASHA Body Concept ("ABC") which is based on the use of a lightweight space-age composite fiber material which does not require painting. Building a car with this material requires very little electrical power, which is scarce in most China provinces. Instead, natural gas, which is abundant in China, will be used. The frame of the vehicle is made from tubular stainless steel which requires no welding to assemble.

     The engines to be used in the cars are already being manufactured in China by another business and transmissions will also be available in China. In all, approximately 80% of the components for the vehicle will come from China. The balance will come from sources in the United States and Brazil.

     JIAD&D owns a manufacturing plant facility in Jiaxing City in Zhejiang province in China, and a new 20,000 square foot three story building has been completed to house engineering and administrative functions. JIAD&D has the right to use the land on which these facilities are located for 50 years.

     JIAD&D presently has approximately 86 employees.

     JIAD&D expects to produce up to 10,000 complete vehicles annually at the facility in Jiaxing. It is also expected to produce complete knock down kits (or CKD kits) at the same facility. A CKD kit includes all of the components for one vehicle.

     It is the intention of JIAD&D to sell CKD kits to businesses in other provinces of China. The CKD kits will be shipped from the Jiaxing facility to such businesses for assembly and sale. JIAD&D also expects to export the CKD kits to assemblers in other countries in Southeast Asia, where the vehicle will be assembled and sold outside of China.

     The Company is building the production tooling and molds at its Santa Barbara facility before shipping them to the Jiaxing facility. ASHA has built the first prototype at its facility. This unit has undergone successful hot weather testing in Death Valley. It has undergone performance and handling testing and will undergo cold weather testing in the Sierras this winter. The pre-production prototypes and all proof of production models will be built in Jiaxing. The Company expects that the first taxis will be produced and available for sale in mid 1998.

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

     CIELO

     CIELO is an all glass roof with retractable headliner, suitable for use in a wide variety of vehicles including sedans, sports cars, vans, sport utility vehicles and limousines and designed to compete in the sunroof market.

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

     As of December 1996, the CIELO technology is being offered for sale to sunroof manufacturers and other automotive suppliers.

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

     As of December 1996, the SolarVent technology is being offered for sale to OEM suppliers.

MARKETING

     The Company is marketing its GERODISC technology in Detroit, Europe and Asia. A full-time Detroit based marketing person was hired in January 1991. This person has extensive experience in the automotive business. Claude Dubois, a race car driver and automotive expert in Brussels, Belgium, was retained in April 1994 as a consultant to market the GERODISC technology to auto makers in Europe. An automotive import/export consultant was hired in August 1995 to locate sources for automobile components in South America to eventually be used in China.

PATENT RIGHTS

     ASHA has the following patents or pending patents:

     1. Vehicle Drive train - All wheel drive system, U.S. patent 4,805,720, 11/27/88, U.S. patent pending 11/16/90, foreign patents applied for.

     2. Life Style Vehicle Design - U.S. patent 307,247, Great Britain patent 1,050,134, applied for in other foreign countries.

     3.   CIELO-Electric - U.S. patent 4,923,244, foreign patents applied for.

     4.   CIELO-Manual - U.S. patent 5,005,899.

     5.   SolarVent [TM] - U.S. patent 5,081,912.

     6.   SolarVent [TM] - U.S. registered trademark 1,662,384.

     7.   GERODISC [TM] - Issued patent and pending patents.

     8.   GERODISC [TM] - U.S. registered trademark 1,755,203.

     Patent applications are in progress in most industrial countries.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND
EXPORT SALES

     A GERODISC prototype was completed during the last fiscal year for a European OEM. Revenue was less than one hundred thousand dollars.

     ASHA/TAISUN completed negotiations for the acquisition of an existing Chinese automotive company in early 1995. The initial prototype of ASHA/TAISUN's newly developed vehicle was initially test driven in the summer of 1996. ASHA/TAISUN opened an office in Beijing on June 2, 1994, for licensing of GERODISC technology in China and Malaysia. However, through September 30, 1996, no revenues have been produced from these activities.

     In October 1995, the Company entered into an option agreement with Steyr-Daimler-Puch Fahrzeugtechnik GmbH ("Steyr"), for which the Company received $100,000. The Company also developed a prototype for Steyr for which it received $80,000 during the fiscal year ended September 30, 1996. The Company continues technical development of the prototype and is currently negotiating with Steyr for a possible license agreement.

MAJOR CUSTOMERS

     During the year ended September 30, 1996, 16% of the Company's revenues were received from prototype development, 67% from American Axle for an option to license GERODISC, 6% for license and development of a racing GERODISC and 11% from a foreign tier one supplier for an option to license GERODISC and prototype development.

     During the year ended September 30, 1995, 39% of the Company's revenues were received or accrued from licenses for research and development and prototype development, 43% from DANA for licensing of GERODISC, 15% from ASHA/TAISUN for development of the world car, 2% for development of a racing GERODISC, and 1% from a foreign OEM for research and development and prototype development.

STAFF

     The Company has a staff of 35 people consisting of the Company's Chief Executive Officer, automotive designers, engineers and fabricators, one full-time marketing person based in Detroit, and three administrative support personnel.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     The principal offices of the Company are located at 600 C Ward Drive, Santa Barbara, California 93111. This space is rented at a monthly rate of $6,556 through January 1999. Beginning in January 1995 and every January thereafter, the base rent is adjusted in proportion to the percentage increase or decrease of the official Consumers Price Index of the Bureau of Labor Statistics, United States Department of Labor. In no event will the rent be increased more than 8% for any one adjustment period nor shall rent be less than the base rent. These facilities include office space, work areas for designers and a shop and equipment suitable for performing design, development and styling work. Approximately 13,667 square feet of space are utilized at this location.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     The Company knows of no material pending legal proceedings to which the Company is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended September 30, 1996.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

     PRINCIPAL MARKET OR MARKETS. The Company's Common Stock is traded in the over-the-counter market and quotations are carried on the NASD's OTC Bulletin Board. The following table sets forth the high and low bid price for the Company's Common Stock for the periods indicated. These prices are believed to be inter-dealer quotations and do not include retail mark-ups, mark-downs, or other fees or commissions, and may not necessarily represent actual transactions.

             QUARTER ENDED                 HIGH BID           LOW BID

             December 31, 1994              $6.50              $2.00
             March 31, 1995                 $6.75              $4.00
             June 30, 1995                  $6.25              $4.375
             September 30, 1995             $5.375             $3.50

             December 31, 1995              $6.25              $2.25
             March 31, 1996                 $6.00              $4.00
             June 30, 1996                  $7.25              $5.125
             September 30, 1996             $6.00              $4.00

     APPROXIMATE NUMBER OF SHAREHOLDERS OF COMMON STOCK. The number of holders of record of the Company's $.00001 par value Common Stock at December 18, 1996, was 2,602. Many shares are registered in the names of brokerage firms or other nominee names. As a result the Company estimates that it has in excess of 6,000 shareholders.

     DIVIDENDS. Holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's Common Stock and no dividends are anticipated to be paid in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
-------------------------------------------------------------------

RESULTS OF OPERATIONS

     YEAR ENDED SEPTEMBER 30, 1996 VERSUS YEAR ENDED SEPTEMBER 30, 1995

     During the year ended September 30, 1996, the Company had revenue of approximately $1,711,000 as compared to approximately $4,436,000 during the year ended September 30, 1995. The substantial decrease was due to a reduction of license and right of first refusal revenue of approximately $2,775,000 as compared to the prior year. During the year ended September 30, 1996, the Company only entered into one new option agreement, that being with American Axle, and renewed one license with an Indycar race team. During the year ended September 30, 1995, the Company entered into major license agreements with New Venture Gear and Dana Corporation, and also entered into the license agreement with the Indycar race team.

     Revenue from contract services was up in the year ended September 30, 1996 by approximately $49,000, as compared to the prior year. Additional support services to licensees and optionees resulted in this increase.

     Total expenses for the year ended September 30, 1996, were up by approximately $259,000 over the prior year, primarily due to increased general and administrative expenses. Research and development expenses decreased by approximately $23,000 as a result of the Company's decreased use of outside services due to the purchase of new equipment. Officers salaries increased primarily as a result of bonuses. Legal and accounting expenses increased by approximately $14,000 as a result of matters related to foreign operations. Patent application expenses decreased by approximately $28,000 due to reduced patent application activity. Taxes and licenses expenses increased by approximately $37,000 due primarily to increased payroll tax expense.

     Selling, general and administrative expenses for the year ended September 30, 1996 were approximately $871,000 as compared to approximately $705,000 during the prior year. The increase is due to increased marketing activities.

     The Company had a loss of approximately $(887,000) on its investment in the ASHA/TAISUN joint venture during the year ended September 30, 1996, as compared to a loss on its investment of approximately $(470,000) in the prior year. The increased net loss was due to the fact that the joint venture's activities in China increased, but no revenues have yet been generated.

     The net (loss) of $(1,812,322) for the year ended September 30, 1996, was a substantial change from the net income of $1,531,333 during the year ended September 30, 1995. The net loss was primarily a result of the reduced license and right of first refusal revenue recorded during the current year and the loss from the investment in an affiliate described above.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1996, the Company had working capital of approximately $930,000.

     In November 1996, the Company obtained an increase in its line of credit from a commercial bank from $500,000 to $750,000.

     In January 1997, the Company received approximately $180,000 in net proceeds from the private sale of units consisting of promissory notes and common stock.

     With the additional cash made available from the increase in the line of credit and the private offering, along with additional debt financing of approx-imately $700,000, the Company expects to receive in January 1997, the Company believes that it has sufficient liquidity to maintain the Company's current level of activities for the next twelve months. However, the Company intends to raise additional funds to finance additional marketing and other activities.

     In December 1996, the Company entered into a Letter of Intent with an underwriter concerning a proposed public offering of the Company's Common Stock. Under the terms of the Letter of Intent, the proposed offering would be for at least $6 million on a "firm commitment" basis. Such offering is expected to occur during the first half of 1997, subject to a number of contingencies including a registration statement to be filed with the Securities and Exchange Commission becoming effective.

     During the year ended September 30, 1996, cash provided by operating activities was approximately $545,000 as compared to approximately $(22,000) used in operating activities during the year ended September 30, 1995. The cash provided by operating activities was primarily a result of a reduction of receivables totalling approximately $1,426,000. This was partially offset by the net loss for the year.

     Cash used in investing activities during the year ended September 30, 1996, was approximately $(1,437,000) as compared to approximately $(740,000) used in investing activities during the year ended September 30, 1995. The increase was primarily due to increased purchases of short-term investments and also an increased investment in the ASHA/TAISUN joint venture.

     Cash provided by financing activities for the year ended September 30, 1996, was approximately $892,000 as compared to approximately $149,000 provided by financing activities during the year ended September 30, 1995. The increase was due to the fact that the Company raised $750,000 from the private sale of Common Stock during the year ended September 30, 1996, and increased borrowings under its line of credit.

     The Company expects to invest an additional $1,100,000 in the ASHA/TAISUN joint venture during calendar year 1997. The Company has no other commitments to make material capital expenditures.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

     The Independent Auditors' Reports appear at pages F-1 and F-2 and the Financial Statements and Notes to Financial Statements appear at pages F-3 through F-15 hereof.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND
         FINANCIAL DISCLOSURE
------------------------------------------------------------------------------

        No response required.

                                     PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS OF THE
REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
------------------------------------------------------------------------------

     The Directors and Executive Officers of the Company are as follows:

       NAME            AGE                         POSITION

Alain J-M Clenet       52      Chairman of the Board and Chief Executive
                               Officer

John C. McCormack      65      President, Chief Operations Officer, Secretary
                               and Treasurer

Kenneth R. Black       50      Vice President of Sales and Marketing

Sheila R. Ronis        46      Director

Robert J. Sinclair     64      Director

Lawrence Cohen         52      Director

There is no family relationship between any Director, executive Officer or person nominated or chosen by the Company to become a Director or executive Officer. The Company has no audit or nominating committee, but does have a compensation committee which consists of Robert J. Sinclair, Sheila R. Ronis and John C. McCormack.

     ALAIN J-M CLENET. Mr. Clenet has served as President and a Director of ASHA Enterprises, Inc. since its inception in June, 1986, and became President and Chairman of the Board of Directors of ASHA Corporation on the date of the acquisition of ASHA Enterprises, Inc. He also served as President and a Director of Stehrenberger/Clenet, Inc. (S/C), an automotive design company, from its inception in February 1983 until it was liquidated in early 1988 at the formation of ASHA Corporation. S/C employed approximately 15 people in design, engineering and fabricating trades.

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

     SHEILA R. RONIS, PH.D. Dr. Sheila Ronis has served as a Director of ASHA since 1989. She has been President of The University Group, Inc., a technical and managerial services company since 1988. She is also an adjunct professor at the University of Detroit where she teaches Strategic Management and Business Policy in the M.B.A. program. Her B.S. is in Physics and Mathematics. She received an M.A. and Ph.D. degree in Organizational Behavior from Ohio State University in 1976. Dr. Ronis consults for many organizations as diverse as General Motors, Amertech, The White House, USCAR and the Center for Strategic and International Studies in Washington.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

     Kenneth R. Black, Vice President of Sales and Marketing of the Company, filed one Form 4 reporting the grant of a stock option late; Sheila R. Ronis and Robert J. Sinclair, Directors of the Company, each filed one Form 4 late reporting the grant of a stock option; John C. McCormack, President of the Company filed one Form 4 late reporting the grant of two stock options; and Brian Chang, a greater than 10% shareholder, filed one Form 4 late reporting one stock purchase.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     The following table sets forth information regarding the executive compensation for the Company's Chief Executive Officer, President and Executive Vice President. No other executive Officer received compensation in excess of $100,000 for the fiscal years ended September 30, 1996, 1995 and 1994:

                            SUMMARY COMPENSATION TABLE
                                                          LONG-TERM
COMPENSATION
                         ANNUAL COMPENSATION               AWARDS      PAYOUTS
                                                              SECURI-
                                                               TIES
                                                              UNDERLY-
                                           OTHER       RE-      ING
ALL
                                           ANNUAL   STRICTED  OPTIONS/
OTHER
NAME AND PRINCIPAL                         COMPEN-    STOCK     SARs    LTIP
COMPEN-
     POSITION        YEAR  SALARY   BONUS  SATION   AWARD(S)  (NUMBER)
PAYOUTS
SATION
Alain J-M Clenet,    1996 $152,500 $73,000   -0-       -0-       -0-     -0-
$7,819<FN2>
                             <FN1>
Chief Executive      1995 $152,500   -0-     -0-       -0-       -0-     -0-
$3,035<FN3>
Officer              1994 $152,500   -0-     -0-       -0-       -0-     -0-
 -0-

John C. McCormack,   1996 $ 90,000 $10,000   -0-       -0-     65,786    -0-
$  504<FN4>
President            1995   60,000   -0-     -0-       -0-       -0-     -0-
 -0-
                     1994    -0-     -0-     -0-       -0-       -0-     -0-
 -0-

Theo E. Shaffer,     1996 $ 92,025 $19,373   -0-       -0-       -0-     -0-
 -0-
Executive Vice       1995 $ 90,000   -0-     -0-       -0-      3,098    -0-
 -0-
President<FN5>       1994 $ 90,000   -0-     -0-       -0-       -0-     -0-
 -0-

Kenneth R. Black,    1996 $100,592 $10,000   -0-       -0-     10,524    -0-
 -0-
Vice President of            <FN6>
Sales and Marketing  1995 $ 85,000   -0-     -0-       -0-      2,788    -0-
 -0-
                     1994 $ 78,000   -0-     -0-       -0-       -0-     -0-
 -0-
-------------------

<FN1>

Of this amount, $88,958 was paid during the fiscal year ended September 30, 1996, and the remainder was deferred until January 1997.
<FN2>
Represents medical expense reimbursements for Mr. Clenet and his family.
<FN3>
Includes $981 in medical expense reimbursements for Mr. Clenet and his family, $857 paid for premiums on a $5 million umbrella liability insurance policy for Mr. Clenet, and other expenses paid on his behalf.
<FN4>
Represents amounts paid by the Company as a matching amount to a 401(k) plan contribution.
<FN5>
Mr. Shaffer resigned on October 1, 1996.
<FN6>
Includes $15,592 paid to Mr. Black in settlement of unused vacation time.

                         OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                   Individual Grants

                     NUMBER OF       % OF TOTAL
                     SECURITIES      OPTIONS/SARs
                     UNDERLYING      GRANTED TO      EXERCISE
                     OPTIONS/SARs    EMPLOYEES IN    OR BASE       EXPIRATION
      NAME           GRANTED(#)      FISCAL YEAR     PRICE($/SH)   DATE

Alain J-M Clenet           --            --               --           --
John C. McCormack      40,786          33.1%           $4.625       11/01/98
                       25,000          20.3%           $4.50         9/24/99
Theo E. Shaffer           -0-            --               --           --
Kenneth R. Black       10,524           8.5%           $4.625       11/01/98

                   AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                 AND FY-END OPTION/SAR VALUES

                                          SECURITIES UNDER-  VALUE OF UNEXER-
                    SHARES                LYING UNEXER-      CISED-IN-THE
                    ACQUIRED              CISED OPTIONS      MONEY\OPTIONS/
                    ON                    SARS AT FY-END     SARS AT FY-END
                    EXERCISE   VALUE      EXERCISABLE/       EXERCISABLE/
      NAME          (NUMBER)   REALIZED   UNEXERCISABLE      UNEXERCISABLE

Alain J-M Clenet       --        --             --                  --
John C. McCormack      --        --        65,786 / 0              0 / 0
Theo E. Shaffer        --        --             --                  --
Kenneth R. Black       --        --        13,312 / 0          $ 697 / 0

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

     No other Executive Officers have employment agreements with the Company. John C. McCormack, the Company's President and Chief Operations Officer, presently receives a salary of $90,000 per year, and Kenneth R. Black, the Company's Vice President of Sales and Marketing, receives a salary of $85,000 per year. Each of these persons also received a $10,000 bonus during the fiscal year ending September 30, 1996.

     Effective during the fiscal year ended September 30, 1995, the Company's Directors do not receive fees for their attendance at Board or committee meetings, but they have received options under the Company's 1994 Stock Option Plan. Directors are also reimbursed for their reasonable expenses in attending meetings of the Board of Directors and any committees thereof.

STOCK OPTION PLANS

     1994 STOCK OPTION PLAN

     On December 20, 1994, the Board of Directors approved the Company's 1994 Stock Option Plan. As approved by the Company's shareholders in April 1995, 240,000 shares of Common Stock were reserved for issuance upon the exercise of options under the plan. In April 1996, the Company's shareholders approved an increase in the number of reserved shares to 750,000. The purpose of this plan is two-fold. First, the plan will further the interests of the Company and its shareholders by providing incentives in the form of stock options to employees who contribute materially to the success and profitability of the Company. Second, the plan will provide the Company flexibility and the means to reward directors and consultants who render valuable contributions to the Company. The Board has the power to determine at the time the option is granted whether the option will be an incentive stock option (an option which qualifies under Section 422 of the Internal Revenue Code of 1986) or an option which is not an incentive stock option. However, incentive stock options will only be granted to persons who are employees of the Company. Vesting provisions are determined by the Board at the time options are granted. The option price must be satisfied by the payment of cash. The Board of Directors may amend the plan at any time, provided that the Board may not amend the plan to materially increase the number of shares available under the plan to materially change the eligible class of employees without shareholder approval.

     On December 20, 1994, the Board of Directors granted incentive stock options to purchase an aggregate of 75,745 shares of Common Stock. These options were exercisable at $4.00 per share and are fully vested. They expire three years after the date of grant. Included in the options granted on December 20, 1994, were incentive stock options granted to Theo E. Shaffer (a former Officer of the Company) and Kenneth R. Black (an Officer of the Company), to purchase 3,098 and 2,788 shares, respectively. Mr. Shaffer exercised his option on June 21, 1995. In addition, non-qualified stock options were granted to Lawrence Cohen (a Director of the Company) and Neil McCarthy (a former Director of the Company), each to purchase up to 25,000 shares of Common Stock.

     On October 31, 1995, the Board of Directors granted incentive stock options to purchase an aggregate of 72,092 shares of Common Stock to 16 employees of the Company. These options are exercisable at $4.125 per share, are fully vested, and expire three years after the date of grant.

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

     On September 24, 1996, a non-qualified stock option was granted to John
C. McCormack, an Officer of the Company, to purchase 25,000 shares of Common Stock at $4.50 per share. This option is fully vested and expires five years from the date of grant.

     On December 17, 1996, non-qualified stock options were granted to Sheila
R. Ronis, Robert J. Sinclair and Lawrence Cohen, each to purchase 25,000 shares at $3.6875 per share. These options expire five years after the date of grant.

     Also on December 17, 1996, incentive stock options were granted to employees of the Company to purchase an aggregate of 69,721 shares of Common Stock at an exercise price of $3.6875 per share. These options are fully vested and will expire three years after the date of grant. Included in these options are an option to John C. McCormack to purchase 6,386 shares and an option to Kenneth R. Black to purchase 4,257 shares of Common Stock. In addition, a non-qualified option was granted to Alain J-M Clenet to purchase 8,278 shares of Common Stock on the same terms and conditions.

     1993 STOCK OPTION PLAN

     On August 12, 1993, the Company's Board of Directors approved a non-qualified stock option plan in which any employee, officer, director or consultant that the Board, in its sole discretion, designates is eligible to participate. During the year ended September 30, 1993, options to purchase 64,706 shares of the Company's Common Stock at $1.28 per share were granted to three officers. Theo E. Shaffer, a former Officer of the Company, received an option of 23,530 shares. This option was exercised on June 21, 1995. Kenneth R. Black exercised the option he received for 17,648 shares on March 30, 1994. Valarie Valencia, former Secretary/Treasurer of the Company, exercised 50% of her original option to purchase 23,530 shares in February 1995, pursuant to a provision in the plan that if the holder of the option terminates employment with the Company, the option is reduced by one-half and expires two months after the termination of employment.

     Prior to the grant of the above options, Alain J-M Clenet, the Company's Chief Executive Officer, had granted the same three officers options to purchase 64,706 shares of his Common Stock at $1.28 per share. The Board of Directors determined it was more appropriate for the Corporation to recognize and reward the services of its officers and the shareholder options were canceled upon grant of options by the Company.

     There are no options currently outstanding under this Plan.

     401(K) PLAN

     Effective October 1, 1995, the Company implemented a 401(K) Plan pursuant to which all eligible employees may contribute up to 15% of their compensation. The Company matches contributions in the amount of 10% of all elective deferrals, and, at the Company's option, may contribute annually up to 15% of the total compensation of all eligible employees. Executive Officers of the Company are eligible to participate in this plan. During the fiscal year ended September 30, 1996, the Company made $8,047 in matching contributions under this plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT
------------------------------------------------------------------------

     The following table sets forth the number and percentage of shares of the Company's $.00001 par value Common Stock owned beneficially, as of December 27, 1996, by any person who is known to the Company to be the beneficial owner of 5% or more of such Common Stock, and, in addition, by each Director of the Company and by all Directors and Officers of the Company as a group. Information as to beneficial ownership is based upon statements furnished to the Company by such persons. Each person has sole voting and investment power with respect to the shares shown except as noted.

   NAME AND ADDRESS                   AMOUNT AND NATURE OF            PERCENT
OF BENEFICIAL OWNERS                  BENEFICIAL OWNERSHIP            OF CLASS
Alain J-M Clenet                           2,019,742 <FN1>              28.5%
600 C Ward Drive
Santa Barbara, CA  93111

Sheila R. Ronis                               63,596 <FN2>               0.9%
640 Rolling Green Circle
Rochester Hills, MI  48309

Robert J. Sinclair                            63,377 <FN2>               0.9%
1025 North Ontare Road
Santa Barbara, CA  93103

Lawrence Cohen                                50,000 <FN3>               0.7%
3311 NE 26th Avenue
Lighthouse Point, FL  33064

Brian Chang                                1,217,113                    17.2%
1 Chatworth Road, No. 2421
Singapore  1024

All Directors and Executive                2,286,456 <FN4>              31.2%
Officers as a Group (7 persons)
--------------------

<FN1>
Includes 8,278 shares underlying stock options held by Mr. Clenet.
<FN2>
Includes 50,000 shares underlying stock options held by such person.
<FN3>
Represents shares underlying stock options held by Mr. Cohen.
<FN4>
Includes shares beneficially owned by the following persons who are Executive Officers of the Company; 72,172 shares underlying stock options held by John
C. McCormack; and 17,569 shares underlying options held by Kenneth R. Black.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     In August 1993, the Company loaned $53,000 to Valarie Valencia, who was then an Officer of the Company, with principal and interest of 6% due on February 15, 1994, collateralized by a second deed of trust on her personal residence. Her debt to the Company was reduced to $32,485, with principal and interest of 6% due April 2, 1996, collateralized by a second deed of trust on her personal residence and a pledge of shares of the Company's Common Stock. In April 1996, this obligation was settled through the transfer to the Company of 6,359 shares held by Ms. Valencia.

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

     In March 1994, Brian Chang purchased 235,924 shares of the Company's Common Stock for $1,000,000 in cash. In July of 1994 Mr. Chang purchased 800,000 shares of ASHA Common Stock from a principal shareholder. On November 2, 1995, Mr. Chang purchased an additional 181,818 shares of ASHA Common Stock from the Company for $750,000 in cash.

                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------------------------------------------

    (a)  EXHIBITS.

EXHIBIT
NUMBER    DESCRIPTION                   LOCATION

3.1       Articles of Incorporation     Incorporated by reference to the
                                        Company's Registration Statement on
                                        Form S-18 (SEC File No. 33-3135D)

3.2       Bylaws                        Incorporated by reference to the
                                        Company's Registration Statement on
                                        Form S-18 (SEC File No. 33-3135D)

10.1      License Agreement with        Incorporated by reference to Exhibit
          New Venture Gear, Inc.*       10.2 to the Company's Annual Report
                                        on Form 10-K for the fiscal year
                                        ended September 30, 1993

10.2      License Agreement with        Incorporated by reference to Exhibit
          Dana Corporation              10.3 to the Company's Annual Report
                                        on Form 10-K for the fiscal year
                                        ended September 30, 1993 and year
                                        ended September 30, 1994

10.3      1994 Stock Option Plan        Incorporated by reference to Exhibit
                                        10.4 to the Company's Annual Report
                                        on Form 10-K for the fiscal year
                                        ended September 30, 1994

10.4      License Agreement with        Incorporated by reference to Exhibit
          ASHA/TAISUN Pte. Ltd.         10.4 to the Company's Annual Report
                                        on Form 10-K for the fiscal year
                                        ended September 30, 1995

10.5      Amended and Restated          Incorporated by reference to Exhibit
          Employment Agreement          10.5 to the Company's Annual Report
                                        on Form 10-K for the fiscal year
                                        ended September 30, 1995

10.6      Lease Agreement, as amended   Incorporated by reference to Exhibit
                                        10.6 to the Company's Annual Report
                                        on Form 10-K for the fiscal year
                                        ended September 30, 1995

10.7      Option Agreement with Amer-   Incorporated by reference to Exhibit
          ican Axle and Manufacturing,  10.7 to the Company's Annual Report
          Inc.                          on Form 10-K for the fiscal year
                                        ended September 30, 1995

23.1      Consent of Arthur Andersen    Filed herewith e4lectronically

23.2      Consent of McDirmid,          Filed herewith electronically
          Mikkelsen & Secrest,
          P.S.

27.       Financial Data Schedule       Filed herewith electronically
___________________

* Portions of the this document have been excluded pursuant to a confidential agreement request.

     (b)  REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
  ASHA Corporation:

We have audited the accompanying balance sheet of ASHA CORPORATION (a Delaware Corporation) as of September 30, 1996, and the related statements of operations, stockholders' equity and cash flows for the year then ended.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of ASHA-TAISUN Pte. Ltd., a joint venture in which the Company owns 50 percent (see Note 5), which investment is reflected as $600,491 on the September 30, 1996 balance sheet. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of ASHA Corporation at September 30, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP

Los Angeles, California
December 6, 1996

                         INDEPENDENT AUDITOR'S REPORT

Board of Directors of
ASHA Corporation
Santa Barbara, California

We have audited the accompanying balance sheet of ASHA CORPORATION as of September 30, 1995, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ASHA Corporation at September 30, 1995, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ McDirmid, Mikkelsen & Secrest, P.S.
McDIRMID, MIKKELSEN & SECREST, P.S.

Los Angeles, California
January 11, 1996

ASHA CORPORATION
BALANCE SHEETS
SEPTEMBER 30, 1995 AND 1996

ASSETS
                                                    1995          1996
                                                -----------   -----------
CURRENT ASSETS:
  Cash and cash equivalents                     $    12,804   $    13,581
  Short-term investments                               -          247,548
  Accounts receivable                             1,624,272     1,089,955
  Prepaid expenses and other                         87,996        64,819
                                                -----------   -----------
          Total current assets                    1,725,072     1,415,903
                                                -----------   -----------
PROPERTY AND EQUIPMENT, at cost, net of
  accumulated depreciation and amortization         147,407       203,480

OTHER ASSETS:
  Long-term receivable                              829,345          -
  Investment in affiliate                           429,702       600,491
                                                -----------   -----------
                                                  1,259,047       600,491
                                                -----------   -----------
                                                $ 3,131,526   $ 2,219,874

CURRENT LIABILITIES:
  Short-term borrowings                         $    85,000   $   275,000
  Due to related party                               45,000          -
  Accounts payable                                   74,723       102,262
  Accrued liabilities                               127,632       108,985
                                                -----------   -----------
          Total current liabilities                 332,355       486,247
                                                -----------   -----------
COMMITMENTS (Note 10)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value
    Authorized- 10,000,000 shares;
      no shares issued or outstanding                  -             -
  Common stock, $.00001 par value:
    Authorized- 20,000,000 shares
    Issued and outstanding- 6,891,837
      shares in 1995 and 7,076,217 shares
      in 1996                                            69            71
  Additional paid-in capital                      5,139,936     5,926,456
  Accumulated deficit                            (2,298,671)   (4,110,993)
  Less: Treasury stock, at cost                     (42,163)      (81,907)
                                                -----------   -----------
                                                  2,799,171     1,733,627
                                                -----------   -----------
                                                $ 3,131,526   $ 2,219,874

The accompanying notes are an integral part of these balance sheets.

ASHA CORPORATION
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 1995 AND 1996

                                                    1995          1996
                                                -----------   -----------
REVENUES:
  License and right of refusal                   $4,089,643   $ 1,315,000
  Contract and other services                       346,313       395,898
                                                -----------   -----------
                                                  4,435,956     1,710,898
                                                -----------   -----------
OPERATING EXPENSES:
  Research and development                        1,067,795     1,044,873
  Officers' salaries                                414,415       480,900
  Legal and accounting                               82,854        97,149
  Patent application                                 73,253        45,537
  Taxes and licenses                                 98,946       136,076
  Selling, general and administrative               705,493       870,529
  Depreciation and amortization                      48,792        75,472
                                                -----------   -----------
                                                  2,491,548     2,750,536
                                                -----------   -----------
    Income (loss) from operations                 1,944,408    (1,039,638)

OTHER INCOME (EXPENSE):
  Loss from investment in affiliate                (470,298)     (886,592)
  Interest and investment income                    100,095       117,322
  Interest expense                                   (1,445)       (2,614)
                                                -----------   -----------
                                                   (371,648)     (771,884)
                                                -----------   -----------
    Income (loss) before provision for
      income taxes                                1,572,760    (1,811,522)

PROVISION FOR INCOME TAXES                           41,427           800
                                                -----------   -----------
NET INCOME (LOSS)                                $1,531,333   $(1,812,322)

NET INCOME (LOSS) PER COMMON SHARE               $      .22   $      (.26)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                     6,838,196     7,057,635

The accompanying notes are an integral part of these financial statements.

ASHA CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY

                                         Addi-
                                         tional
Stock-
                           Common Stock  Paid-In    Accumulated Treasury
holders'
                          Shares  Amount Capital    Deficit     Stock
Equity
                        --------- ------ ---------- ----------- ---------
----------
BALANCE, September 30,
 1994                   6,842,591  $ 68  $5,009,087 $(3,830,004) $(19,788)
$1,159,363
Issuance of common
 stock for services        15,104     -      70,457        -         -
70,457
Issuance of common
 stock, due to exer-
 cise of stock options     39,142     1      60,392        -         -
60,393
Purchase of common
 stock for treasury        (5,000)    -        -           -      (22,375)
(22,375)
Net income                   -        -        -      1,531,333      -
1,531,333
                        ---------  ----  ---------- -----------  --------
---------
BALANCE, September 30,
 1995                   6,891,837    69   5,139,936  (2,298,671)  (42,163)
2,799,171

Issuance of common
 stock for cash           181,818     2     749,998        -         -
750,000
Issuance of common
 stock, due to exer-
 cise of stock options      8,921     -      36,522        -         -
36,522
Retirement of common
 stock for treasury        (6,359)    -        -           -     ( 39,744)
(39,744)
Net loss                     -        -        -     (1,812,322)     -
(1,812,322)
                        ---------  ----  ---------- -----------  --------
----------
BALANCE, September 30,
 1996                   7,076,217  $ 71  $5,926,456 $(4,110,993) $(81,907)
$1,733,627

The accompanying notes are an integral part of these financial statements.

ASHA CORPORATION
STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 1995 AND 1996
                                                    1995          1996
                                                -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                             $ 1,531,333   $(1,812,322)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                    48,792        75,472
    Issuance of common stock for
      services                                       70,457          -
    Accrued interest on long-term receivable           -          (62,057)
    Gain on sale of equipment                        (2,401)         -
    Loss on sale of short-term investments            1,121          -
    Loss on investment in affiliate                 470,298       886,592
      Changes in assets and liabilities:
      Decrease (increase) in:
        Accounts receivable                      (1,434,450)    1,425,719
        Officer receivable                           20,515          -
        Long-term receivable                       (829,345)         -
        Prepaid expenses and other                    2,383        23,177
      Increase (decrease) in:
        Accounts payable                             43,220        27,539
        Accrued liabilities                          56,006       (18,647)
                                                -----------   -----------
       Net cash provided by (used
         in) operating activities                   (22,071)      545,473
                                                -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments                 (7,782)     (247,548)
  Proceeds from sale of short-term investments      253,207          -
  Additions to property and equipment               (90,575)     (131,545)
  Proceeds from sale of property and equipment        5,500          -
  Investment in affiliate                          (900,000)   (1,057,381)
                                                -----------   -----------
    Net cash used in investing
      activities                                   (739,650)   (1,436,474)
                                                -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowing under line of
    credit agreement                                 85,000       190,000
  Due to related party                               45,000       (45,000)
  Proceeds from issuance of common stock               -          750,000
  Proceeds from exercise of stock options            41,813        36,522
  Purchase of common stock for treasury             (22,375)         -
  Repayment of receivable through
    retirement of common stock                         -          (39,744)
  Principal payments on obligations
    under capital lease                               (733)          -
                                                -----------   -----------
      Net cash provided by financing
        activities                                  148,705       891,778
                                                -----------   -----------

Net increase (decrease) in cash
  and cash equivalents                             (613,016)          777

Cash and cash equivalents at
  beginning of period                               625,820        12,804
                                                -----------   -----------
Cash and cash equivalents at
  end of period                                 $    12,804   $    13,581

The accompanying notes are an integral part of these financial statements.

ASHA CORPORATION
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1996

1.  THE COMPANY

ASHA Corporation (the Company) is incorporated in the State of Delaware. The Company's operations include the design, development and marketing of automobiles, automobile components and accessories. Manufacturing and distribution are expected to be contracted to other companies through licensing, joint venture or other arrangements. During fiscal 1996, all of the Company's revenues were related to its GERODISC product. The GERODISC is an automated hydromechanical traction control device.

Management is continuing its marketing and development activities with the goal of generating revenue through prototype and product development and the eventual sale or license of its products.

Management believes that continuation of its marketing and product development efforts will produce increasing revenues. Management also believes it will be able to generate sufficient funds through the issuances of debt or equity to sustain operations until revenues are sufficient to sustain operations.
During fiscal 1996, the Company raised approximately $800,000 through the sale of common stock.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

REVENUE RECOGNITION

The Company recognizes revenue from license fees over the period the license fee is earned. Service revenues are recognized as the service is performed.

RESEARCH AND DEVELOPMENT

Costs associated with developing and testing new concepts and designs are expensed as incurred until the economic viability of the product has been established. All research and development and patent acquisition costs have been expensed through September 30, 1996.

SIGNIFICANT CUSTOMERS

During fiscal 1996, revenues from one customer (see Note 3) represented 75 percent of the Company's total revenues. At September 30, 1996, a receivable from another customer accounted for 82 percent of the Company's accounts receivable balance.

During fiscal 1995, revenues from two customers (see Note 3) represented 82 percent of the Company's total revenues. At September 30, 1995, receivables from these two customers accounted for 89 percent of the Company's accounts receivable balance.

CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

SHORT-TERM INVESTMENTS

The Company accounts for its investments in debt and equity securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As defined by the new standard, the Company has classified its investments as "trading securities". The investments are recorded at cost, which approximated their market values at September 30, 1996.

INVESTMENT IN AFFILIATE

Investment in affiliate is accounted for on the equity method (see Note 5). Foreign currency gains and losses resulting from transactions with the affiliated company are included in results of operations.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed on straight-line and accelerated methods over estimated useful lives of five to seven years.

STATEMENTS OF CASH FLOWS

Cash paid for income taxes was $41,427 in 1995 and $28,026 in 1996. Cash paid for interest was $1,445 in 1995 and $2,614 in 1996.

In 1996, the long-term receivable was reclassified into accounts receivable. This non-cash transaction is excluded from the 1996 Statement of Cash Flows.

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share amounts are based on the weighted average number of shares of common stock and common stock equivalents (dilutive stock options) outstanding during the related periods. The weighted average number of common stock equivalent shares includes shares issuable upon the assumed exercise of stock options, less the number of shares assumed purchased with the proceeds available from such exercise. The effect of dilutive common share equivalents is not included in the net loss per common share calculation for fiscal 1996.

RECLASSIFICATIONS

Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation.

3.  LICENSING AND RIGHT OF FIRST REFUSAL AGREEMENTS

In August 1993, the Company entered into a licensing agreement with New Venture Gear, Inc. (NVG) to manufacture and market one of its products (the GERODISC). During fiscal 1995, the Company received $250,000 under the agreement and NVG committed to pay $450,000 to keep the agreement in force through 1996. The $450,000 was paid in fiscal 1996. The agreement also calls for the Company to receive a royalty for each unit produced under the agreement. Through September 30, 1996, no royalties had been earned under the agreement.

In December 1994, the Company and NVG amended the license agreement to provide that in the event NVG is awarded a production program by a major original equipment manufacturer (OEM), NVG will pay $1,000,000 to the Company at the beginning of the first model year of production, in addition to the amounts discussed above. On December 24, 1994, NVG was awarded a production program with a major OEM, with the first model year scheduled to begin in August 1997. The $1,000,000 was recognized as revenue in fiscal 1995 as the amount will be paid in August 1997 irrespective of any units ever being produced and with no further performance required on the part of the Company. The long-term receivable in 1995 represents the $1,000,000 payment due discounted to its present value of $829,345 as of September 30, 1995. At September 30, 1996, this receivable is included in accounts receivable at its present value of approximately $900,000.

On December 28, 1994, the Company entered into an agreement with DANA Corporation in which the Company licensed DANA the right to manufacture and market GERODISC. The license agreement provides for a licensing fee of $2,000,000, of which $1,000,000 was paid in February 1995 and $1,000,000 was paid in January 1996. The $2,000,000 was recorded as license revenue in fiscal 1995 as the license fee was solely for the right to manufacture and market the product and there was no further performance required on the part of the Company. In addition, the Company will receive a royalty on each unit produced under the agreement. Through September 30, 1996, no royalties had been earned under the agreement.

On November 10, 1995, the Company and Hall Racing entered into an agreement for the 1996 IndyCar racing season. The November 1995 agreement requires Hall Racing to pay $65,000 for the right to use GERODISC on an exclusive basis for the 1996 racing season. This amount has been recorded as revenue in fiscal 1996.

On October 9, 1995, the Company and Steyr-Daimler-Puch Fahrzeugtechnik, GmbH,(Steyr) entered into an option agreement to use GERODISC applications. In fiscal 1996, Steyr paid $100,000 for the option. This amount has been recorded as revenue in fiscal 1996.

On November 1, 1995, the Company entered into an option agreement with American Axle and Manufacturing, Inc., which granted American Axle an eighteen month option to acquire non-exclusive licenses for up to three different applications world-wide. The agreement also calls for the Company to receive a royalty on each unit produced under the agreement. In November 1995, American Axle paid $1,150,000 for the option. As of September 30, 1996, no royalties had been earned under the agreement.

4.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 1995 and 1996:

                                            1995          1996
                                         ---------     ---------
     Vehicles                            $  33,196     $  70,378
     Furniture and fixtures                 98,945       103,284
     Machinery and equipment               234,974       320,705
     Leasehold and improvements             31,374        35,667
                                         ---------     ---------
                                           398,489       530,034
     Accumulated depreciation and
       amortization                       (251,082)     (326,554)
                                         ---------     ---------
                                         $ 147,407     $ 203,480

5.  INVESTMENT IN AFFILIATE

On August 11, 1994, the Company entered into a joint venture agreement with TAISUN Automotive Pte. Ltd., a Singapore corporation. The joint venture is operated through ASHA-TAISUN Pte. Ltd. (ASHA-TAISUN), a Singapore corporation, which is owned 50 percent by the Company and 50 percent by TAISUN Automotive Pte. Ltd. The purpose of this joint venture is for the licensing of the Company's GERODISC technology in China and Malaysia and for the development of an automotive industry for China and Southeast Asia.

ASHA-TAISUN is a holding company, which through its 60 percent-owned subsidiary, Jiaxing Independence Auto Design and Development Co., Ltd. (Jiaxing Auto), is developing automobile manufacturing facilities in Jiaxing, China.

The Company has recorded its investment in ASHA-TAISUN at its invested capital contributions less its share of the operating losses in fiscal years 1995 and 1996 of $470,298 and $886,592, respectively.

A reconciliation of the Company's investment in the joint venture as recorded on the accompanying September 30, 1996 Balance Sheet, to the balance as reported in the financial statements covered by the report of other auditors, is as follows:

     Balance per the financial statements
       of ASHA-TAISUN                                   $ 2,494,516
       Additional investment by the Company               1,057,381
       Write-off of capitalized research and
         development (R&D) costs                           (988,816)
       Write down of investment in Jiaxing
         Auto, primarily related to capitalized
         organization costs and R&D costs                (1,362,099)
                                                        -----------
                                                          1,200,982
       Company interest at 50 percent                           .50
                                                        -----------
     Balance per the accompanying
       September 30, 1996 Balance Sheet                 $   600,491

6.  SHORT-TERM BORROWINGS

The Company has entered into a line of credit agreement with a bank under which the Company may borrow up to $500,000. Borrowings under this facility bear interest at the prime rate (8.25 percent at September 30, 1996) plus 1.5 percent. The line is secured by essentially all assets of the Company. The line expires in November 1996. At September 30, 1996, $275,000 was outstanding on the line.

7.  DUE TO RELATED PARTY

The amount due to a related party at September 30, 1995 consisted of an unsecured note payable of $45,000 to TAISUN Automotive Pte. Ltd., which is 85 percent owned by a major stockholder of the Company. The note was repaid in full in fiscal 1996.

8.  EQUITY TRANSACTIONS

SALE OF COMMON STOCK FOR CASH

On November 2, 1995, the Company sold 181,818 shares of its common stock for $750,000 in cash to the majority shareholder of TAISUN Automotive Pte. Ltd.

STOCK OPTION PLANS

In August 1993, the Company's Board of Directors approved the 1993 Nonqualified Stock Option Plan in which any employee, officer, director or consultant that the Board, in its sole discretion, designates is eligible to participate. At September 30, 1996, no options were outstanding under this plan.

In May 1994, the Company granted an option to a consultant to purchase up to 11,765 shares of its common stock at the exercise price of $1.28 per share. The option expires on September 30, 1997.

In December 1994, the Company's Board of Directors approved the 1994 Stock Option Plan which provides for the granting of options to purchase up to 750,000 shares of common stock, consisting of both incentive and nonqualified stock options. Incentive stock options are issuable only to employees of the Company and may not be granted at an exercise price less than the fair market value of the common stock on the date the option is granted. Vesting provisions are determined by the Board at the time the options are granted, and the options expire three to five years from the date of grant.

A summary of option activities under the 1994 Stock Option Plan is as follows:

                                              Number
                                                of
                                              Shares         Option Price
                                             -------      ----------------
    Balance, September 30, 1994                 -         $         -
      Granted                                 75,745                 4.00
      Exercised                               (5,396)                4.00
      Cancelled                                 -                   -
                                             -------      ---------------
    Balance, September 30, 1995               70,349                 4.00
      Granted                                198,402       4.125 to 4.625
          Exercised                           (8,921)      4.00  to 4.125
          Cancelled                           (1,239)                4.00
                                             -------      ---------------
    Balance, September 30, 1996              258,591      $4.00  to 4.625

STOCK INCENTIVE PLANS

In December 1988, the Board of Directors approved a stock incentive plan. Under this plan, 58,824 shares of common stock have been reserved for issuance to participants, defined as any person or firm providing services to the Company. The stock will be granted at the discretion of the Board of Directors and a cash payment equal to twenty percent of the value of the stock granted will be paid to the participant. Granting of stock under this plan is intended to encourage a continued relationship and services by the participant and to reward creative or noteworthy efforts to the participant.

The stock is 100 percent forfeitable if the services of the participant are terminated within two years of the grant of the stock and 50 percent forfeitable if services are terminated after two years but less than three years from the grant of the stock.

A balance of 45,523 shares are available for issuance under this plan at September 30, 1996. No stock has been issued under this plan since fiscal 1990.

DIRECTOR STOCK COMPENSATION PLAN

In June 1994, the Company's Board of Directors approved a Director Stock Compensation Plan and have reserved 20,000 shares of the Company's common stock for issuance in exchange for services provided to the Company outside of their regular duties as directors. All members of the Board of Directors will be eligible to receive shares under the plan. A balance of 10,000 shares are available for issuance under this plan at September 30, 1996. No shares have been issued since fiscal 1994.

9.   INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109.

Deferred income tax assets or liabilities are computed based on the temporary difference between the financial statement and income tax bases of assets and liabilities using the statutory marginal income tax rate in effect for the year in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period.

The components of the net deferred income tax asset at September 30, 1995 and 1996 are as follows:
                                             1995          1996
                                          ---------    -----------
     Loss in investment in affiliate      $ 203,639    $   587,534
     Capitalized research and
      development costs                      91,307        175,007
     Net operating loss carryforwards       611,353        919,389
     Other, net                              11,717         49,371
                                          ---------    -----------
                                            918,016      1,731,301
     Less: Valuation reserve               (918,016)    (1,731,301)
                                          ---------    -----------
                                          $    -       $      -

Realization of the net deferred income tax asset is dependent on generating sufficient taxable income during the periods in which temporary differences will reverse. Due to the Company's limited profitable operating history and the uncertainty of long-term profitability, management believes it is more likely than not that the net deferred income tax asset may not be realized. The amount of the net deferred income tax asset considered realizable, however, may be adjusted in the future if estimates of future taxable income during the reversal periods justify such adjustment.

The components of the current provision for income taxes for the years ended September 30, 1995 and 1996 are as follows:

                                            1995        1996
                                          -------     -------
     Federal                              $35,914     $  -
     State                                  5,513         800
                                          -------     -------
                                          $41,427     $   800

There was no deferred provision for income taxes for the years ended September 30, 1995 and 1996.

A reconciliation of the provision for income taxes to the amount computed at the federal statutory rate for the years ended September 30, 1995 and 1996 is as follows:
                                             1995         1996
                                          ---------    ---------
     Federal income tax provision
      (benefit) at the statutory rate     $ 534,738    $(615,917)
     State taxes, net of federal benefit     95,938          800
     Utilization of net operating loss
      carryforwards                        (625,163)        -
     Tax benefits not recognized               -         615,917
     Other                                   35,914         -
                                          ---------    ---------
                                          $  41,427    $     800

The net operating loss carryforward as of September 30, 1996 for federal tax purposes is approximately $2,700,000 and expires beginning in 2006.

10.  COMMITMENTS

LEASE COMMITMENTS

The Company leases its facility under an operating lease agreement with monthly payments of approximately $6,300 through January 1999. Rent expense under this agreement was $54,562 and $68,389 for the years ended September 30, 1995 and 1996, respectively.

The Company also leases certain equipment under operating lease agreements that expire in April 2001.

Minimum future obligations under these agreements are as follows:

     YEARS ENDING SEPTEMBER 30,
              1997                             $119,165
              1998                              112,826
              1999                               60,860
              2000                               41,863
              2001                               16,600
                                               --------
                                               $351,314

EMPLOYMENT AGREEMENT

In April 1995, the Company entered into a five-year employment contract with its Chief Executive Officer providing for an annual salary of $152,500, subject to annual review by the Board of Directors. In addition, the contract authorizes health insurance, medical reimbursements, expense accounts, executive incentives and other fringe benefits.

11.  401(K) PLAN

Effective October 1, 1995, the Company implemented a 401(k) Plan pursuant to which all eligible employees may contribute up to 15 percent of their compensation. The Company matches contributions in the amount of 10 percent of all elective deferrals, and, at the Company's option, may contribute annually up to 15 percent of the total compensation of all eligible employees. During the year ended September 30, 1996, the Company made $8,047 in matching contributions under this plan.

12.  SUBSEQUENT EVENTS

LINE OF CREDIT

In November 1996, the Company renewed its line of credit agreement with the same bank through November 1997. Under the revised terms, the Company may borrow up to $750,000 at the borrowing rate of prime plus 1.5 percent. The line is secured by essentially all assets of the Company.

STOCK OPTIONS

In December 1996, the Company granted options to purchase up to 152,999 shares of its common stock at the exercise price of $3.69 per share. The options expire three to five years from the date of grant.

BRIDGE LOAN FINANCING

In January 1997, the Company received net proceeds of approximately $180,000 from the sale of units, each of which consisted of a promissory note and common stock. The Company expects to receive approximately $660,000 of additional proceeds from the sale in January 1997. This sale is in connection with the Company's signing of a Letter of Intent with an underwriter concerning a proposed public offering of the Company's common stock. The notes are repayable at the earlier of the closing of the proposed public offering or the receipt of the $1,000,000 receivable due from NVG (see Note
3).
                               F-15

                                    SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ASHA CORPORATION


Dated:  January 9, 1997           By /s/ Alain J-M Clenet
                                     Alain J-M Clenet, Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURES                         TITLE                    DATE


/s/ Alain J-M Clenet             Chairman of the Board,       January 9, 1997
Alain J-M Clenet                 Chief Executive Officer
                                 (Principal Financial and
                                 Accounting Officer), and
                                 Director


/s/ Sheila R. Ronis              Director                     January 9, 1997
Sheila R. Ronis


---------------------------      Director
Robert J. Sinclair


/s/ Lawrence Cohen               Director                     January 9, 1997
Lawrence Cohen