Form 10QSB
period 1996-12-31
ASHA CORP
filed 1997-02-14
CIK 789547

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period Ended December 31, 1996

                           Commission File No. 0-16176

                               ASHA CORPORATION
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

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

                                (805) 683-2331
                        ------------------------------
                          (Issuer's telephone number)

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.
                              Yes [ X ]   No [   ]

There were 7,140,507 shares of the Registrant's Common Stock outstanding as of February 12, 1997.

                              ASHA CORPORATION
                                 FORM 10-QSB

                                     INDEX
                                     -----
Part I.  Financial Information

Item 1.  Financial Statements                                            Page

         Balance Sheets - December 31, 1996 and September 30, 1996       3-4

         Statement of Operations for the three month periods ended
         December 31, 1996 and 1995                                      5

         Statement of Cash Flows for the three month periods ended
         December 31, 1996 and 1995                                      6-7

         Notes to Consolidated Financial Statements                      8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             9-10

Part II. Other Information and Signatures                                11

         Signatures                                                      12

                              ASHA CORPORATION

                               BALANCE SHEETS
                  DECEMBER 31, 1996 AND SEPTEMBER 30, 1996

                                            December 31,       September 30,
                                               1996                1996
                                           -------------       -------------
ASSETS                                     (Unaudited)

  Current assets:
  Cash and cash equivalents                $     1,960         $    13,581
  Short-term investments                          -                247,548
  Accounts receivable                        1,105,167           1,089,955
  Prepaid expenses and other                    10,039              64,819

    TOTAL CURRENT ASSETS                     1,117,166           1,415,903

  Property and equipment, at cost
   net of accumulated depreciation
   and amortization                            186,586             203,480

  Other Assets:
   Market securities                           247,548                -
   Investments in affiliates                   709,098             600,491

     TOTAL OTHER ASSETS                        956,646             600,491

     TOTAL ASSETS                          $ 2,260,398         $ 2,219,874
The accompanying notes are an integral part of the financial statements.

                              ASHA CORPORATION

                               BALANCE SHEETS
                  DECEMBER 31, 1996 AND SEPTEMBER 30, 1996

                                            December 31,       September 30,
                                               1996                1996
                                           -------------       -------------
                                            (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
   Short-term borrowing                    $   831,163         $   275,000
   Accounts payable                            180,813             102,262
   Accrued liabilities                         206,575             108,985

      TOTAL CURRENT LIABILITIES              1,218,551             486,247

  Stockholders' Equity:
   Preferred stock, $.0001 par value:
    Authorized - 10,000,000 shares,
    no shares issued or outstanding
   Common stock, $.00001 par value:
    Authorized - 20,000,000 shares,
    Issued and outstanding - 7,076,217
    shares                                          71                  71
   Additional paid-in capital                5,926,457           5,926,456
   Accumulated deficit                      (4,802,774)         (4,110,993)
   Less: Treasury Stock at Cost                (81,907)            (81,907)

      TOTAL STOCKHOLDERS' EQUITY             1,041,847           1,733,627

                                           $ 2,260,398         $ 2,219,874
The accompanying notes are an integral part of the financial statements.

                              ASHA CORPORATION

                            STATEMENT OF OPERATIONS
           FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

                                            December 31,       December 31,
                                               1996               1995
                                           -------------       ------------
REVENUES:
  License and right of refusal               $    -            $ 1,326,000
  Contract and other services                   52,212                -

                                                52,212           1,326,000

OPERATING EXPENSES:
  Research and development                     256,899             421,577
  Officers' salaries                           106,300             110,913
  Legal and accounting                          59,301              30,788
  Patent application                             1,124              12,508
  Taxes and licenses                            17,896              21,108
  Selling, general and administrative          196,692             282,594
  Depreciation and amortization                 16,894              12,155

                                               655,106             891,643

    (Loss) income from operations             (602,894)            434,357

OTHER INCOME (EXPENSES):
  Loss from investments in affiliates         (108,606)               -
  Interest and investment income                29,902               2,972
  Interest expense                             (10,182)               -

                                               (88,886)              2,972

    (Loss) income before provision for
     income taxes                             (691,780)            437,329

PROVISION FOR INCOME TAXES                        -                   -

NET (LOSS) INCOME                           $ (691,780)         $  437,329

NET (LOSS) INCOME PER COMMON SHARE          $    (.098)         $     .062

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                7,074,673           7,072,111
The accompanying notes are an integral part of the financial statements.

                              ASHA CORPORATION

                            STATEMENT OF CASH FLOWS
           FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

                                            December 31,       December 31,
                                               1996               1995
                                           -------------       ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net income (loss)                         $(691,780)         $   437,329
  Adjustments to reconcile
   net income (loss) to net
   cash provided by (used in)
   operating activities:
    Depreciation and amortization              16,894               12,155
    Accrued interest on long-term
     receivable                               (29,617)                -
    Gain on sale of equipment                    -                    -
    Loss on investment in affiliate           108,606                 -
  Changes in assets and liabilities:
   Decrease (increase) in:
     Accounts receivable                       14,405              119,057
     Prepaid expenses and other                54,780                4,679
   Increase (decrease) in:
     Accounts payable                          78,551               81,833
     Accrued liabilities                       97,590               (7,581)

        Net cash (used in) provided
          by operating activities            (350,571)             647,472

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments             -              (1,349,404)
  Additions to property and equipment            -                 (21,476)
  Investment in affiliate                    (217,213)                -

        Net cash (used in) investing
          activities                         (217,213)          (1,370,880)
The accompanying notes are an integral part of the financial statements.

                             ASHA CORPORATION

                            STATEMENT OF CASH FLOWS
           FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                  (CONTINUED)

                                            December 31,       December 31,
                                               1996               1995
                                           -------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowing (repayments) under
   credit agreements                          556,163              (85,000)
  Due to related party                           -                  65,000
  Proceeds from issuance of common stock         -                 750,000

        Net cash provided by financing
          activities                          556,163              730,000

Net (decrease) increase in cash and
  cash equivalents                            (11,621)               6,592

Cash and cash equivalents at beginning
  of period                                    13,581               12,804

Cash and cash equivalents at end of
  period                                    $   1,960          $    19,396
The accompanying notes are an integral part of the financial statements.

                               ASHA CORPORATION

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The financial statements included herein have been prepared by ASHA Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading; however, it is suggested that these financial statements and the accompanying notes be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following should be read in conjunction with the attached Financial Statements and Notes thereto of the Company.

THREE MONTHS ENDED DECEMBER 31, 1996 VERSUS THREE MONTHS ENDED DECEMBER 31,
1995.

During the three months ended December 31, 1996 the Company had approximately $52,212 in revenue compared to approximately $1,326,009 in revenue during the corresponding period last year. The decrease is revenues was the result of a decrease in license and first refusal revenue. The decrease is due to the fact that during the three months ended December 31, 1995, the Company entered into a new option agreement with a major customer and had additional revenue from engineering services that resulted in substantial revenues. During the quarter ended December 31, 1996, the Company remained involved with tier one and OEM testing of its Gerodisc technology and has progressed toward production discussion, but has not received additional license or option revenue.

Expenses for the three months ended December 31, 1996 were down by approximately $236,000 over the corresponding period last year. Research and development expenses decreased $165,000 as a result of the Company's transfer of technology and fabrication work related to the Jiaxing, China factory as the ASHA-TAISUN Joint venture continues to develop. General Selling, and Administrative expenses decreased by approximately $86,000 as a result of cost cutting procedures taking effect as well as reduced travel.

The net (loss) of $(691,780) for the three months ended December 31, 1996 was substantially less than net income of $437,329 for the three months ended December 31, 1995. The decrease was due to reduced revenues and was moderated by cost savings and reduced fabrication expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of December, 31, 1996 the Company had working capital of approximately $146,143 compared to approximately $929,656 at September 30, 1996. The decrease is attributed to extended testing which was required in connection with potential license agreements.

In November 1996, the Company obtained an increase in its line of credit from a commercial bank from $500,000 to $750,000.

In January 1997, the Company received approximately $775,000 in net proceeds from the private sale of units consisting of promissory notes and common stock.

With the additional cash made available from the increase in the line of credit and the private offering, the Company believes that it has sufficient liquidity to maintain the Company's current level of activities for the next twelve months. However, the Company intends to raise additional funds to finance additional marketing and other activities.

In December 1996, the Company entered into a Letter of Intent with an underwriter concerning a proposed public offering of the Company's Comon Stock. Under the terms of the Letter of Intent, the proposed offering would be for at least $6 million in gross proceeds on a "firm commitment" basis. Such offering is expected to occur during the first half of calendar 1997, subject to a number of contingencies including a registration statement to be filed with the Securities and Exchange Commission becoming effective.

Operating activities for the quarter ended December 31, 1996 (used) approximately $(350,571) of net cash as compared to $647,000 cash provided in the quarter ended December 31, 1995. The decrease in cash from operating activities was primarily due to the net loss incurred in the current quarter as compared to the net income in same quarter last year.

Investing activities for the quarter ended December 31, 1996 were exclusively attributed to the ASHA-TAISUN joint venture. The $217,213 expenditure in the first quarter represents approximately 19% of the Company's projected current fiscal year budget for the joint venture project.

Cash provided by financing activities was $556,163 for the three months ended December 31, 1996. Continued use of the Company's credit line was the primary source of financing activities for the quarter ended December 31, 1996.

The Company expects to invest an additional $1,100,000 in the ASHA/TAISUN joint venture during calendar year 1997. The Company has no other commitments to make material capital expenditures.

                            PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

          None.

Item 2.   Changes in Securities

          In December 1996 and January 1997, the Company sold 24 Units, each Unit consisting of a $37,500 principal amount 8% Secured Promissory Note and 2,678.57 shares of Common Stock, to eight accredited investors for an aggregate of $880,000 in cash. In connection with such sales the Company paid H.J. Meyers & Co., Inc. a commission of $62,500 and a non-accountable expense allowance of $18,000 for its services as placement agent.

          With respect to these sales, the Company relied on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Reguation D promulgated thereunder. Each investor was given a copy of a Private Placement Memorandum containing complete information concerning the Company, a Form D was filed with the SEC and the company complied with the other applicable requirements of Rule 506. Each investor signed a subscription agreement in which he represented that he was purchasing the shares for investment only and not for the purpose of resale or distribution. The appropriate restrictive legends were placed on the certificates and stop transfer instructions were issued to the transfer agent.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibit 27      Financial Data Schedule    Filed herewith
                                                          electronically
          (b)  Reports on Form 8-K.  None

                                 SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ASHA CORPORATION

Date:   February 10, 1997           By /s/ Alain J-M Clenet
                                       Alain J-M Clenet
                                       Chief Executive Officer

                                    By /s/ John C. McCormack
                                       John C. McCormack
                                       President and Treasurer

                               EXHIBIT INDEX

EXHIBIT                                               METHOD OF FILING
-------                                        ------------------------------
  27.     Financial Data Schedule               Filed herewith electronically