Form 10QSB
period 1997-03-31
ASHA CORP
filed 1997-05-20
CIK 789547

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period Ended March 31, 1997

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

There were 7,179,795 shares of the Registrant's Common Stock outstanding as of May 13, 1997.

                              ASHA CORPORATION
                                 FORM 10-QSB
                                     INDEX
                                     -----
Part I.  Financial Information

Item 1.  Financial Statements                                           Page

         Balance Sheets - March 31, 1997 and September 30, 1996 . . . .  3-4
         Statement of Operations for the three and six month periods
         ended March 31, 1997 and 1996  . . . . . . . . . . . . . . . .   5
         Statement of Cash Flows for the six month periods ended
         March 31, 1997 and 1996. . . . . . . . . . . . . . . . . . . .  6-7
         Notes to Consolidated Financial Statements . . . . . . . . . .   8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations  . . . . . . . . . . . . .  9-11

Part II. Other Information and Signatures   . . . . . . . . . . . . . . 11-12

         Signatures. . . . . . . . . . . . . . .. . . . . . . . . . . .  13

                              ASHA CORPORATION
                               BALANCE SHEETS
                  MARCH 31, 1997 AND SEPTEMBER 30, 1996

                                             March 31,         September 30,
                                               1997                1996
                                           -------------       -------------
ASSETS                                     (Unaudited)
  Current assets:
  Cash and cash equivalents                $   122,743         $    13,581
  Short-term investments                         9,987             247,548
  Accounts receivable                        1,132,777           1,089,955
  Prepaid expenses and other                   175,423              64,819

    TOTAL CURRENT ASSETS                     1,440,930           1,415,903

  Property and equipment, at cost
   net of accumulated depreciation
   and amortization                            169,692             203,480

  Other Assets:
   Long-term receivable                        851,794                  --
   Investment in affiliate                     840,635             600,491

     TOTAL ASSETS                          $ 3,303,051         $ 2,219,874

The accompanying notes are an integral part of the financial statements.
Notes to the financial statements for the year ended September 30, 1996 substantially apply to these interim financial statements and are not repeated here.

                              ASHA CORPORATION
                               BALANCE SHEETS
                    MARCH 31, 1997 AND SEPTEMBER 30, 1996

                                             March 31,         September 30,
                                               1997                1996
                                           -------------       -------------
                                            (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
   Short-term borrowing                    $   750,000         $   275,000
   Notes payable-bridge financing              759,375                  --
   Accounts payable                            149,060             102,262
   Accrued liabilities                         153,034             108,985

      TOTAL CURRENT LIABILITIES              1,811,469             486,247

  Stockholders' Equity:
   Preferred stock, $.0001 par value:
    Authorized - 10,000,000 shares,
    no shares issued or outstanding
   Common stock, $.00001 par value:
    Authorized - 20,000,000 shares,
    Issued and outstanding - 7,144,877
    and 7,076,217 shares                            72                  71
   Additional paid-in capital                6,208,345           5,926,456
   Accumulated deficit                      (4,634,928)         (4,110,993)
   Less: Treasury Stock at Cost                (81,907)            (81,907)

      TOTAL STOCKHOLDERS' EQUITY             1,491,582           1,733,627

                                           $ 3,303,051         $ 2,219,874

The accompanying notes are an integral part of the financial statements.
Notes to the financial statements for the year ended September 30, 1996 substantially apply to these interim financial statements and are not repeated here.

                              ASHA CORPORATION
                            STATEMENT OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1997 AND 1996

                                     Three Months Ended        Six Months Ended
                                          March 31,                March 31,
                                     1997         1996         1997         1996
                                 -----------  -----------  -----------  -----------
REVENUES:
  License and right of refusal   $ 1,000,000  $    25,000  $ 1,000,000  $ 1,351,000
  Contract and other services        119,883      115,953      172,095      115,953

     Total                         1,119,883      140,953    1,172,095    1,466,953

EXPENSES:
  Research and development           202,597       94,353      459,496      515,930
  Officers' salaries                  99,593      193,286      205,893      304,199
  Legal and accounting                66,537       20,475      125,838       51,263
  Patent application                  10,940          193       12,064       12,701
  Taxes and licenses                  46,348       32,746       64,244       53,854
  Selling, general and
   administrative                    170,198      238,631      366,890      521,225
  Depreciation and amortization       16,894       12,155       33,788       24,310

     Total                           613,107      591,839    1,268,213    1,483,482

Income (loss) from operations        506,776     (450,886)     (96,118)     (16,529)

Revaluation of long-term receivable  (69,225)        -         (39,608)        -
Loss from investment in affiliate   (129,360)        -        (237,966)        -
Interest and investment income         4,829        9,877        5,113       12,849
Interest expense                    (145,174)        -        (155,356)        -

     Total                          (338,930)       9,877     (427,817)      12,849

Income (loss) before income tax
 provision:                          167,846     (441,009)    (523,935)      (3,680)
Provision for income taxes              -          13,500         -          13,500
Net income (loss)                $   167,846  $  (454,509) $  (523,935)  $  (17,180)
Net income (loss) per share      $      .024  $     (.064) $     (.074)  $    (.002)
Weighted average number of
 shares outstanding                7,133,815    7,072,111    7,103,919    6,924,367

The accompanying notes are an integral part of the financial statements.
Notes to the financial statements for the year ended September 30, 1996 substantially apply to these interim financial statements and are not repeated here.

                              ASHA CORPORATION
                            STATEMENT OF CASH FLOWS
              FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996

                                             March 31,          March 31,
                                               1997               1996
                                           -------------       ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net income (loss)                         $ (523,935)         $  (17,180)
  Adjustments to reconcile
   net income (loss) to net
   cash provided by (used in)
   operating activities:
    Interest expense in connection with
     issuance of common stock and stock
     warrant                                   109,375                -
    Depreciation and amortization               33,788              24,310
    Revaluation of long-term receivable         39,608                -
    Loss on investment in affiliate            237,966                -
  Changes in assets and liabilities:
   Decrease (increase) in:
     Accounts receivable                      (934,224)          1,508,628
     Prepaid expenses and other                  5,396                 232
   Increase (decrease) in:
     Accounts payable                           46,798             (38,392)
     Accrued liabilities                        44,049              23,519

        Net cash (used in) provided
          by operating activities             (941,179)          1,501,117

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale (purchase) of short-term investments    237,561          (1,514,784)
  Additions to property and equipment             -                (56,687)
  Investment in affiliate                     (478,110)           (447,533)

        Net cash (used in) investing
          activities                          (240,549)         (2,019,004)

The accompanying notes are an integral part of the financial statements.
Notes to the financial statements for the year ended September 30, 1996 substantially apply to these interim financial statements and are not repeated here.

                              ASHA CORPORATION
                            STATEMENT OF CASH FLOWS
               FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (CONTINUED)

                                             March 31,          March 31,
                                               1997               1996
                                           -------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowing (repayments) under
   line of credit agreement                    475,000             (85,000)
  Net proceeds from sale of units              799,000                -
  Payment on related party debt                   -                (45,000)
  Proceeds from issuance of common stock        16,890             750,000

        Net cash provided by financing
          activities                         1,290,890             620,000

Net increase in cash and cash equivalents      109,162             102,113

Cash and cash equivalents at beginning
  of period                                     13,581              12,804

Cash and cash equivalents at end of
  period                                   $   122,743         $   114,917

The accompanying notes are an integral part of the financial statements.
Notes to the financial statements for the year ended September 30, 1996 substantially apply to these interim financial statements and are not repeated here.

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1997 VERSUS THREE MONTHS ENDED MARCH 31,
1996

     During the three months ended March 31, 1997, the Company had $1,119,883 in revenue compared to $140,953 in revenue during the corresponding prior year period. The increase in revenue was the result of a $1 million license fee paid during the three months ended March 31, 1997, by Steyr-Daimler-Puch-Fahrzeugtechnik GMBH, a large European automotive supplier.

     Expenses for the three months ended March 31, 1997, were approximately $21,268 more than the corresponding prior year period. Research and development expenses increased $108,244 in the most recent period, however, the increase is primarily due to an unusually low level of research and development expenses in the three months ended March 31, 1996. General selling and other administrative expenses decreased by approximately $68,433 as a result of reduced travel expenses and the development of cost controls relative to administrative purchases. The Company has also implemented a centralized travel coordinator who seeks the best travel arrangements with an emphasis on advance purchases of airline tickets. Management expects these cost controls to contribute to a reduction of expenditures for ongoing and future projects.

     Officers' salaries declined approximately $93,693 in the three months ended March 31, 1997, as compared to the three months ended March 31, 1996 for several reasons. During the three months ended March 31, 1996, the Company paid a total of $69,538 in bonuses to officers and no bonuses were paid to officers during the most recent three month period. In addition, the Company's former Executive Vice President resigned on October 1, 1996. Legal and accounting expenses increased approximately $46,062 due primarily to increased patent work. Approximately $12,000 of this amount was due to accrued expenses for the 1997 audit. The Company did not accrue expenses in advance of the annual audit in the prior year.

     The Company recorded a $129,360 loss from investment in affiliate during the three months ended March 31, 1997, due to the Company's share of the ASHA-Taisun Joint Venture's operating losses and writedowns of assets in excess of their net realizable value. There was no comparable amount for the three months ended March 31, 1996, because the Joint Venture did not commence significant operations until the quarter ended September 30, 1996.

     Interest expense of $145,174 for the three months ended March 31, 1997, was due to interest paid and accrued on the Company's bank line of credit, the value of the warrants issued to the bank in connection with the line of credit, the value of the stock issued as additional consideration in connection with the $900,000 bridge loan which was completed during January 1997, and accrued interest on the bridge loan.

     The net income of $167,846 for the three months ended March 31, 1997, was substantially better than the net loss of $441,009 for the three months ended March 31, 1996, due primarily to the $1,000,000 license fee earned from

Steyr during the three months ended March 31, 1997. The Company anticipates licensing revenues for the second six months of the current year to be sufficient to bring the Company to a profit position for the fiscal year, however, there is no assurance that any new licenses will be signed. Expenses for the second six months are not expected to increase significantly from the level for the first six months of the year.

     SIX MONTHS ENDED MARCH 31, 1997 VERSUS SIX MONTHS ENDED MARCH 31, 1996

     During the six months ended March 31, 1997, the Company had $1,172,095 in revenue compared to $1,466,953 in revenue during the corresponding prior year period. The decrease in revenue was the result of a $351,000 decrease in license and option revenue. The decrease is due to the fact that during the six months ended March 31, 1997, the only license or option revenue received was a $1 million license fee paid by Steyr-Daimler-Puch-Fahrzeugtechnik GMBH, a large European automotive supplier. During the six months ended March 31, 1996, the Company received a $1,150,000 payment from American Axle and Manufacturing, Inc. for an option to acquire certain licenses, and a $150,000 payment from Hall Racing, Inc. for the right to use GERODISC units for the 1996 Indycar racing season.

     Expenses for the six months ended March 31, 1997, were approximately $215,269 less than the corresponding prior year period. Research and development expenses decreased $56,434 because, although the level of research and development activities remained relatively constant, more of these activities relate to the ASHA-Taisun Joint Venture and are accordingly charged to the Joint Venture instead of being recorded as an expense of the Company. General selling and other administrative expenses decreased by approximately $154,335 as a result of reduced travel expenses and the development of cost controls relative to administrative purchases. The Company has also implemented a centralized travel coordinator who seeks the best travel arrangements with an emphasis on advance purchases of airline tickets. Management expects these cost controls to contribute to a reduction of expenditures for ongoing and future projects.

     Officers' salaries declined approximately $98,000 in the six months ended March 31, 1997, as compared to the six months ended March 31, 1996 for several reasons. During the six months ended March 31, 1996, the Company paid a total of $127,045 in bonuses to officers and no bonuses were paid to officers during the most recent six month period. In addition, the Company's former Executive Vice President resigned on October 1, 1996. Legal and accounting expenses increased approximately $75,000 due primarily to increased patent work. Approximately $12,000 of this amount was due to accrued expenses for the 1997 audit. The Company did not accrue expenses in advance of the annual audit in the prior year.

     The Company recorded a $237,966 loss from investment in affiliate during the six months ended March 31, 1997, due to the Company's share of the ASHA-Taisun Joint Venture's operating losses and writedowns of assets in excess of their net realizable value. There was no comparable amount for the six months ended March 31, 1996, because the Joint Venture did not commence significant operations until the quarter ended September 30, 1996.

     Interest expense of $155,356 for the six months ended March 31, 1997, was due to interest paid and accrued on the Company's bank line of credit, the value of the warrants issued to the bank in connection with the line of credit, the value of the stock issued as additional consideration in connection with the $900,000 bridge loan which was completed during January 1997, and accrued interest on the bridge loan.

     The net loss of $523,935 for the six months ended March 31, 1997, was substantially more than the net loss of $17,180 for the six months ended March 31, 1996, due to a combination of lower revenues and increases in interest expense and loss from investment in the ASHA-Taisun Joint Venture. The Company anticipates licensing revenues for the second six months of the current year to be sufficient to bring the Company to a profit position for the fiscal year, however, there is no assurance that any new licenses will be signed. Expenses for the second six months are not expected to increase significantly from the level for the first six months of the year.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1997, the Company had negative working capital of approximately ($370,539) compared to approximately $930,000 at September 30, 1996. The decrease was due primarily to the net loss of $(523,935) during the six month period.

     In November of 1996, the Company obtained an increase in its credit line from Montecito Bank & Trust from $500,000 to $750,000. At March 31, 1997, the entire credit line of $750,000 was outstanding. Amounts under the credit line bear interest at the prime rate plus 1.5% and the loan balance is due on June 5, 1997. As of May 9, 1997, the annual rate of interest for the credit line was 10%.

     In January 1997, the Company received approximately $799,000 in net proceeds from the private sale of units consisting of promissory notes and common stock. The Company incurred $900,000 of debt against those proceeds, and as of March 31, 1997, had accrued $16,000 in interest against those notes.

     On April 14, 1997, the Company received a cash payment of $1,000,000 for a licensing agreement from Steyr. With the cash from the Steyr license and the proceeds of the anticipated public offering and anticipated new license agreements, the Company believes it will have sufficient liquidity to maintain continued operations for the next twelve months.

     Operating activities for the six months ended March 31, 1997 (used) approximately $(941,179) of net cash as compared to $1,501,117 cash provided in the six months ended March 31, 1996. The decrease in cash from operating activities was primarily due to the increase in Accounts Receivable for the current year as compared to a substantial decrease in Accounts Receivable in the prior year, and the net loss of $(523,935) for the six months ended March 31, 1997, as compared to a net loss of $(17,180) for the comparable period in 1996.

     Investing activities for the six months ended March 31, 1997 used ($240,549). Activities were attributed to the ASHA-Taisun joint venture and the sale of short term investments. Approximately $478,110 was attributed to the investment in ASHA-Taisun joint venture. The Company sold $237,561 of short-term commercial paper to partially offset the expenditure.

     Cash provided from financing activities was $1,290,890 for the six month ended March 31, 1997, as compared to $620,000 for the six months ended March 31, 1996. Bridge loan proceeds and utilization of the Company's credit line were the primary sources of financing activities for the six months ended March 31, 1997.

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

Item 3.   Defaults Upon Senior Securities.   None.

Item 4.   Submission of Matters to a Vote of Security Holders.   None.

Item 5.   Other Information.   None.

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

                                    ASHA CORPORATION

Date:   May 19, 1997                By /s/ Alain J-M Clenet
                                       Alain J-M Clenet
                                       Chief Executive Officer

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