Form 10-K/A
period 1996-09-30
ASHA CORP
filed 1997-06-25
CIK 789547

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-KSB/A
                                  Amendment No. 1

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

     With the additional cash made available from the increase in the line of credit and the private offering, along with additional debt financing of approximately $700,000, the Company expects to receive in January 1997, the Company believes that it has sufficient liquidity to maintain the Company's current level of activities for the next twelve months. However, the Company intends to raise additional funds to finance additional marketing and other activities.

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

/s/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP

Los Angeles, California
December 6, 1996 (except with
respect to the matter discussed
in Note 5, as to which the date
is June 25, 1997).

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

4.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 1995 and 1996:

                                            1995          1996
                                         ---------     ---------
     Vehicles                            $  33,196     $  70,378
     Furniture and fixtures                 98,945       103,284
     Machinery and equipment               234,974       320,705
     Leasehold and improvements             31,374        35,667
                                         ---------     ---------
                                           398,489       530,034
     Accumulated depreciation and
       amortization                       (251,082)     (326,554)
                                         ---------     ---------
                                         $ 147,407     $ 203,480
                                         ---------     ---------
                                         ---------     ---------
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

The following is summarized financial information of ASHA-TAISUN as of, and for the year ended, September 30, 1996:

          Assets . . . . . . . . . . . . . . .  $ 1,201,607
          Liabilities  . . . . . . . . . . . .         (625)
          Shareholders' Equity . . . . . . . .    1,200,982
          Net Loss . . . . . . . . . . . . . .  $(1,773,184)

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

                                  ASHA CORPORATION

Dated:  June 25, 1997             By /s/ Alain J-M Clenet
                                     Alain J-M Clenet, Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURES                         TITLE                    DATE

/s/ Alain J-M Clenet             Chairman of the Board,       June 25, 1997
Alain J-M Clenet                 Chief Executive Officer
                                 (Principal Financial and
                                 Accounting Officer), and
                                 Director

/s/ Sheila R. Ronis              Director                     June 25, 1997
Sheila R. Ronis


---------------------------      Director
Robert J. Sinclair

/s/ Lawrence Cohen               Director                     June 25, 1997
Lawrence Cohen