Form 10QSB
period 1997-06-30
ASHA CORP
filed 1997-08-22
CIK 789547

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period Ended June 30, 1997

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

There were 8,621,410 shares of the Registrant's Common Stock outstanding as of August 15, 1997.

                              ASHA CORPORATION
                                 FORM 10-QSB
                                     INDEX
                                     -----
Part I.  Financial Information

Item 1.  Financial Statements                                            Page

         Balance Sheets - June 30, 1997 and September 30, 1996           3-4

         Statement of Operations for the three and nine
         month periods ended June 30, 1996 and 1997                      5

         Statement of Cash Flows for the nine months
         June 30, 1997 and 1996                                          6-7

         Notes to Financial Statements                                   8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             9-11

Part II. Other Information and Signatures                                11

         Signatures                                                      12

                              ASHA CORPORATION
                               BALANCE SHEETS
                    JUNE 30, 1997 AND SEPTEMBER 30, 1996

                                             June 30,          September 30,
                                               1997                1996
                                           -------------       -------------
ASSETS                                     (Unaudited)

  Current assets:
  Cash and cash equivalents                $   354,059         $    13,581
  Short-term investments                          -                247,548
  Accounts receivable                          194,220           1,089,955
  Prepaid expenses and other                   190,662              64,819

    TOTAL CURRENT ASSETS                       738,941           1,415,903

  Property and equipment, at cost
   net of accumulated depreciation
   and amortization                            152,797             203,480

  Other Assets:
   Market securities                           885,995                -
   Investments in affiliates                   942,339             600,491

     TOTAL ASSETS                          $ 2,720,072         $ 2,219,874

The accompanying notes are an integral part of the financial statements. Notes to the financial statements for the year ended September 30, 1996 substantially apply to these interim financial statements and are not repeated here.

                              ASHA CORPORATION
                              BALANCE SHEETS
                      JUNE 30, 1997 AND SEPTEMBER 30, 1996

                                             June 30,          September 30,
                                               1997                1996
                                           -------------       -------------
                                            (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
   Short-term borrowing                    $   750,000         $   275,000
   Notes payable-bridge financing              843,750                -
   Accounts payable                             78,447             102,262
   Accrued liabilities                         158,626             108,985

      TOTAL CURRENT LIABILITIES              1,830,823             486,247

  Stockholders' Equity:
   Preferred stock, $.0001 par value:
    Authorized - 10,000,000 shares,
    no shares issued or outstanding
   Common stock, $.00001 par value:
    Authorized - 20,000,000 shares,
    Issued and outstanding - 7,179,792
    and 7,076,217 shares                            72                  71
   Additional paid-in capital                6,343,397           5,926,456
   Accumulated deficit                      (5,372,313)         (4,110,993)
   Less: Treasury Stock at Cost                (81,907)            (81,907)

      TOTAL STOCKHOLDERS' EQUITY               889,249           1,733,627

                                           $ 2,720,072         $ 2,219,874

The accompanying notes are an integral part of the financial statements. Notes to the financial statements for the year ended September 30, 1996 substantially apply to these interim financial statements and are not repeated here.

                              ASHA CORPORATION
                            STATEMENT OF OPERATIONS
       FOR THE THREE AND NINE MONTHS PERIODS ENDED JUNE 30, 1997 AND 1996

                                       Three Months Ended        Nine Months Ended
                                            June 30,                 June 30,
                                        1997        1996        1997           1996
                                     ---------   ---------   -----------   -----------
REVENUES:
 License and right of refusal        $    -      $  30,000   $ 1,000,000   $ 1,381,000
 Contract and other services           123,036     252,448       295,131       368,401
 Interest                                 -         38,002          -           50,851

    Total                              123,036     320,450     1,295,131     1,800,252

EXPENSES:
 Research and development              252,872     175,527       712,368       691,457
 Officers' salaries                    100,625      60,836       306,518       365,035
 Legal and accounting                   77,476      31,068       203,314        82,331
 Patent application                     18,983      25,757        31,047        38,458
 Taxes and licenses                     38,283      43,850       102,527        97,704
 General and administrative            175,567     264,276       542,457       785,501
 Depreciation and amortization          16,894      32,559        50,682        56,869

    Total                              680,700     633,873     1,948,913     2,117,355

(Loss) from operations                (557,664)   (313,423)   (  653,782)   (  317,103)
Revaluation of long term receivable     34,201        -       (    5,407)         -
Loss from investment in affiliate     (101,705)       -       (  339,671)         -
Interest and investment income           5,631        -           10,744          -
Interest expense                      (130,763)       -       (  286,119)         -
Gain from sale of securities            12,915        -           12,915          -

    Total                             (179,721)       -       (  607,538)         -

(Loss) before income tax provision:   (737,385)   (313,423)   (1,261,320)   (  317,103)
Provision for income taxes                -           -             -             -
Net (loss)                           $(737,385)  $(313,423)  $(1,261,320)  $(  317,103)
Net (loss) per share                 $(   .102)  $(   .044)  $(     .177)  $(     .045)
Weighted average number of shares
  outstanding                        7,203,238   7,065,752     7,117,057     7,036,061

The accompanying notes are an integral part of the financial statements. Notes to the financial statements for the year ended September 30, 1996 substantially apply to these interim financial statements and are not repeated here.

                              ASHA CORPORATION
                            STATEMENT OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)

                                              June 30,           June 30,
                                               1997               1996
                                           -------------       ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net (loss)                                $(1,261,320)       $(  317,103)
  Adjustments to reconcile
   net income (loss) to net
   cash provided by (used in)
   operating activities:
    Interest expense in connection
     with issuance of common stock
     and stock warrant                          208,750               -
    Gain on sale of securities               (   12,915)              -
    Depreciation and amortization                50,682             56,869
    Revaluation of long-term receivable           5,407               -
      Loss on investment in affiliate           339,671               -
     Changes in assets and liabilities:
      Decrease (increase) in:
       Accounts receivable                   (    5,270)         1,327,827
       Prepaid expense and other             (   15,239)        (   14,859)
      Increase (decrease) in:
       Accounts payable                      (   23,815)             3,627
       Accrued liabilities                       49,641         (   33,335)

        Net cash (used in) operating
         activities                          (  664,408)         1,023,026

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale (purchase) of short-term
   investments                                  260,463         (  247,548)
  Additions to property and equipment              -            (  120,549)
  Investment in affiliate                    (  681,519)        (  666,561)
  Loan to officer                            (     -   )        (   18,356)

        Net cash (used in) investing
          activities                         (  421,056)        (1,053,014)

The accompanying notes are an integral part of the financial statements. Notes to the financial statements for the year ended September 30, 1996 substantially apply to these interim financial statements and are not repeated here.

                              ASHA CORPORATION
                            STATEMENT OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                                 (UNAUDITED)
(CONTINUED)
                                              June 30,           June 30,
                                               1997               1996
                                           -------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowing (repayments) under
   line of credit agreements                    475,000         (   85,000)
  Proceeds from underwriter bridge
   financing                                    799,000               -
  Payment on related party debt                    -            (   45,000)
  Proceeds from issuance of common stock        151,942            750,000
  Principal payment on obligation under
   capital lease                                   -            (    1,230)

        Net cash provided by financing
          activities                          1,425,942            618,770

Net increase in cash and cash equivalents       340,478            588,782

Cash and cash equivalents at beginning
  of period                                      13,581             12,804

Cash and cash equivalents at end of
  period                                     $  354,059        $   601,586

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 VERSUS THREE MONTHS ENDED JUNE 30, 1996

     During the three months ended June 30, 1997, the Company had $123,036 in revenue compared to $320,450 in revenue during the corresponding prior year period. The decrease in revenue was primarily attributed to timing relative to contract services and license agreements.

     Expenses for the three months ended June 30, 1997, were approximately $46,827 more than the corresponding prior year period. Research and development expenses increased $77,345 in the most recent period, however, the increase is primarily due to an unusually low level of research and development expenses in the three months ended June 30, 1996. General selling and other administrative expenses decreased by approximately $88,709 as a result of reduced travel expenses and the development of cost controls relative to administrative purchases. Management expects these cost controls to contribute to a reduction of expenditures for ongoing and future projects.

     Legal and accounting expenses increased approximately $46,400 due primarily to increased patent work. Approximately $12,000 of this amount was due to accrued expenses for the 1997 audit. The Company did not accrue expenses in advance of the annual audit in the prior year.

     The Company recorded a $101,705 loss from investment in affiliate during the three months ended June 30, 1997, due to the Company's share of the ASHA-Taisun Joint Venture's operating losses and writedowns of assets in excess of their net realizable value. There was no comparable amount for the three months ended June 30, 1996, because the Joint Venture did not commence significant operations until the quarter ended September 30, 1996.

     Interest expense of $130,763 for the three months ended June 30, 1997, was due to interest paid and accrued on the Company's bank line of credit, the value of the warrants issued to the bank in connection with the line of credit, the value of stock issued as additional consideration in connection with the $900,000 bridge loan which was completed during January 1997, and accrued interest on the bridge loan.

     The net loss of $(737,385) for the three months ended June 30, 1997, was worse than the net loss of $(313,423) for the three months ended June 30,1996 primarily due to a reduced amount of contract service revenues as compared to the prior year, interest expense, and the loss from the ASHA-Taisun joint venture.

NINE MONTHS ENDED MARCH 31, 1997 VERSUS NINE MONTHS ENDED JUNE 30, 1997

     During the nine months ended June 30, 1997, the Company had $1,295,131 in revenue compared to $1,800,252 in revenue during the corresponding prior year period. The decrease in revenue was primarily the result of a $381,000 decrease in license and option revenue. The decrease is due to the fact that during the nine months ended June 30, 1997, the only license or option revenue received was a $1 million license fee paid by Steyr-Daimler-Puch-Fahrzeugtechnik GMBH, a large European automotive supplier. During the nine months ended June 30, 1996 the Company received a $1,150,000 payment from American Axle and Manufacturing, Inc. for an option to acquire certain licenses, and a $150,000 payment from Hall Racing, Inc. plus additional contract fees.

     Expenses for the nine months ended June 30, 1997, were approximately $168,442 less than the corresponding prior year period. General and administrative expenses decreased by approximately $243,044 as a result of reduced travel expenses and development of cost controls relative to administrative purchases. Management expects these cost controls to contribute to a reduction of expenditures for ongoing and future projects.

     Officers, salaries declined approximately $58,517 in the nine months ended June 30, as compared to the six months ended June 30, 1996 for several reasons. During the nine months ended June 30, 1996, the Company paid a total of $127,045 in bonuses to officers and no bonuses were paid to officers during the most recent nine month period. In addition, the Company's former Executive Vice President resigned on October 1, 1996. Legal and accounting expenses increased approximately $120,983 due primarily to increased patent work. Approximately $24,000 of this amount was due to accrued expenses for the 1997 audit. The Company did not accrue expenses in advance of the annual audit in the prior year.

     The Company recorded a $339,671 loss from investment in affiliate during the nine months ended June 30, 1997, due to the Company's share of the ASHA-Taisun Joint Venture's operating losses and writedowns of assets in excess of their net realizable value. There was no comparable amount for the nine months ended June 30, 1996, because the Joint Venture did not commence significant operations until the quarter ended September 30, 1996.

     Interest expense of $286,119 for the nine months ended June 30, 1997, was due to interest paid and accrued on the Company's bank line of credit, the value of the warrants issued to the bank in connection with the line of credit, the value of the stock issued as additional consideration in connection with the $900,000 bridge loan which was completed during January 1997, and accrued interest on the bridge loan.

     The net loss of $1,261,320 for the nine months ended June 30, 1997, was substantially more than the net loss of $317,103 for the nine months ended June 30, 1996, due to a combination of lower revenues and increases in interest expense and loss from investment in the ASHA-Taisun Joint Venture. The Company anticipates licensing revenues for the last quarter of the current year to be sufficient to bring the Company to a profit position for the fiscal year, however, there is no assurance that any new licenses will be signed. Expenses for the last quarter are not expected to increase significantly from the level for the first nine months.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1997 the company had working capital of approximately $(1,091,882) compared to approximately $930,000 at September 30, 1996. The decrease was due primarily to the net loss of $(1,261,320), extensive borrowing against the company's credit line, and bridge loan debt for the nine month period.

     In November of 1996 the Company obtained an increase in its credit line from Montecito Bank & Trust from $500,000 to $750,000. At June 30, 1997, The entire credit line of $750,000 was outstanding. Amounts under the credit line bear interest at the prime rate plus 1.5% and were due on June 5, 1997. The company received a 30 day extension of the due date. The credit line was paid down to zero on July 24th, 1997, from the proceeds of the Company's public offering.

     In January 1997, The Company received approximately $799,000 in net proceeds from the private sale of units consisting of promissory notes and common stock. The company incurred $900,000 of debt against those proceeds, and as of June 30, 1997 had accrued $34,378 in interest against those notes.

     On April 14, 1997 the Company received a cash payment of $1,000,000 for a licensing agreement from Steyr. With the additional cash from the Steyr license and the proceeds from the public offering the Company believes it has sufficient liquidity to maintain continued operations for at least the next twelve months.

     Operating activities for the nine months ended June 30, 1997 used approximately $(664,408) of net cash as compared to $1,023,026 cash provided in the nine months ended June 30, 1996. The decrease in cash from operating activities was primarily due to the increase in Accounts Receivable for the current year period as compared to a substantial decrease in Accounts Receivable in the prior period, and the net loss of $(1,261,320) for the current period as compared to a net loss of $(317,103) in the prior year period.

     Investing activities for the nine months ended June 30, 1997 used $(421,056) as compared to $(1,053,014) which was used in the corresponding prior year period. Approximately $681,519 was attributed to the investment in the AHSA-TAISUN joint venture. The Company sold $260,463 of short term commercial paper to partially offset the expenditure.

     Cash provided from financing activities was $1,425,942 for the nine months ended June 30, 1997, as compared to $618,770 for the nine months ended June 30, 1996. Bridge loan proceeds and utilization of the Company's credit line were the primary sources of financing activities for the nine months ended June 30, 1997.

     In July of 1997 the Company closed its Secondary Offering. Gross proceeds of the offering totaled approximately $5,750,000. After commissions and expenses the Company received net cash of approximately $4,954,000. The Company used approximately $935,000 of the proceeds to retire the bridge loan debt and used $753,000 to pay the credit line down to zero. Net available cash from the offering for operating expenses after repayment of debt is approximately $3,266,000. The Company intends to use the secondary funding to support the continued development and marketing of GERODISC, and for the future development of its ASHA-TAISUN Joint Venture.

                             PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.  None.

ITEM 2.   CHANGES IN SECURITIES.  None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5.   OTHER INFORMATION.  None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.  None.

                                 SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ASHA CORPORATION

Date:  August 22, 1997              By/s/ John C. McCormack
                                       John C. McCormack, President

                                    By/s/ Steve Sanderson
                                       Steve Sanderson, Chief Financial
                                       Officer

                              EXHIBIT INDEX
EXHIBIT                                               METHOD OF FILING
-------                                        ------------------------------
  27.     Financial Data Schedule               Filed herewith electronically