Form 10KSB
period 1997-09-30
ASHA CORP
filed 1998-01-13
CIK 789547

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the Fiscal Year Ended September 30, 1997

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

As of December 22, 1997, 8,663,158 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the shares held by non-affiliates was approximately $30,031,000.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One:)  Yes--    No-X-

                                PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     ASHA Corporation (the "Company" or "ASHA") is an innovative engineering research and development company serving the global automotive and vehicular industries. The Company is currently exploiting two proprietary technologies which it has developed and patented, its GERODISC traction control system, and a commercially feasible manufacturing process for modularly-based vehicles for production and use in third world countries.

     GERODISC is an automatic hydro-mechanical traction control device which limits a vehicle's wheel spin and improves its traction and handling. GERODISC is the only technology known to the Company that is compatible with all cars, vans, sports utility vehicles and trucks and can be used on all four types of vehicle platforms: front-wheel drive, rear-wheel drive, four-wheel drive and all-wheel drive. Management believes that, based on the testing it has conducted, GERODISC is superior to any other competing technology currently marketed, including electronic traction control. GERODISC has been and is being tested by the three major US automobile manufacturers and most major European automobile manufacturers for use in future model designs. Two of the Company's licensees (New Venture Gear, Inc. and Dana Corporation) have advised the Company that they have received production orders from a major U.S. automotive manufacturer which plans to incorporate GERODISC units in both axles and the transfer case of two of its most popular four wheel drive models for the 1999 model year. Actual production is scheduled to commence in July 1998.

     The Company has developed an innovative technology for building and assembling vehicles which requires significantly reduced levels of tooling, assembly and manufacturing costs, greatly reducing initial capital expenditures. This technology, known as the "ASHA Body Concept" ("ABC"), has been targeted for use in third world countries to facilitate the production of limited quantities of vehicles while achieving the cost savings normally associated with the economies of scale of mass production. Two key components of this manufacturing process involve the use of thin wall stainless steel tubing for the frame and the use of a space-age composite fiber material for the body. In July 1994, the Company established a joint venture relationship with a Singapore-based manufacturing company to exploit the ABC technology in the China and Southeast Asian markets. In furtherance of this joint venture, the Company recently completed its first pre-production prototype of an ABC vehicle which has successfully undergone extensive road testing, chassis rigidity testing, handling evaluation, suspension evaluation and heat testing. Based upon these results, pre-production tooling has commenced at the joint venture's manufacturing and production facility in Jiaxing City, China.
During 1997, 10 pre-production vehicles were built, and management expects that an additional 15 pre-production vehicles will be built by the end of February 1998. Limited production is expected to start in March or April 1998.

     The Company's strategy is to maximize GERODISC's penetration of the worldwide automobile and vehicle markets through licensing arrangements which provide royalty revenue. In addition, the Company intends to exploit the world-wide market for the ABC production system through joint venture and license arrangements primarily in third-world countries. Further, the Company intends to continue to develop products for the world-wide automobile and vehicle markets through its continuing research and development activities.

     The Company does not manufacture GERODISC units for other than prototype purposes. The Company licenses the manufacture of the GERODISC units to Tier One suppliers to the automotive original equipment manufacturers (OEM's) and in some cases may license OEM's on a direct basis. The Company has licensed the largest axle manufacturer (Dana Corporation), the largest transfer case manufacturer (New Venture Gear, Inc.); Steyr-Daimler-Puch, a leading European Tier One supplier and the American Axle Corporation has options on three licenses. License negotiations, for various applications and geographic areas are ongoing. Royalties commence with the start of production by a Licensee. To date, the Company has received no royalties. The first such production is scheduled to commence in July 1998.

     The Company was formed under the laws of the State of Delaware on January 28, 1986. The Company's principal executive offices are located at 600 C Ward Drive, Santa Barbara, California 93111, and its telephone number is (805) 683-2331.

FORWARD-LOOKING STATEMENTS

     This Report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbor created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to (i) the licensing of the GERODISC technology to suppliers for the major United States and foreign automotive and vehicle manufacturers; (ii) licensing and otherwise exploiting the Company's ABC technology in third world countries; and (iii) researching and developing new technologies that can be commercially exploited. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Although the Company expects to grant additional licenses for the GERODISC technology, there can be no assurance that any additional licenses will be granted, or if granted, that they will lead to any future royalty revenues. The Company's plan and objectives relating to GERODISC are also based on the assumption that automobile and vehicle manufacturers will elect to incorporate GERODISC in their future models, that competitive conditions within the industry will not change materially or adversely, and that there will be no material adverse change in the Company's operations or business. The Company's plans and objectives relating to the ABC technology are based on assumptions that there will be a demand in third world countries for vehicles built using the ABC technology, and that the actual costs of building such vehicles using the ABC technology will be substantially lower than the costs of building vehicles using conventional manufacturing methods. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

The ASHA GERODISC System

     GERODISC is an automatic hydro-mechanical traction control device. It is a self-activating device that can prevent wheel spin and improve traction and handling on all four types of vehicle platforms: front-wheel drive, rear-wheel drive, four-wheel drive and all-wheel drive.

     All statements in the following five paragraphs which relate to the operational superiority and effectiveness of GERODISC represent management's beliefs based on testing the Company has conducted and based on discussions with others who have conducted tests.

     GERODISC competes favorably with electronic traction control, a popular but expensive option, and various less expensive mechanical and hydro-mechanical limited slip differentials currently available for certain applications. Unlike electronic traction control systems which reduce wheel spin by limiting power to a vehicle's driven wheels, GERODISC transmits power to the wheels in proportion to the traction available at each driven wheel. The ability of GERODISC to provide a traction patch for each driven wheel also differs from a conventional mechanical limited slip differential which only provides one traction patch per axle. GERODISC is also smaller, lighter and quicker acting than conventional traction control differentials and does not introduce noise, vibration or harshness into a vehicle. In addition, the engagement of GERODISC is transparent to the driver.

     GERODISC is sensitive to, and controls speed differences between the right and left wheels of the drive axle of front-wheel and rear-wheel drive vehicles and speed differences between the front and rear axles of four-wheel drive and all-wheel drive vehicles.

     GERODISC is the only known limited slip technology that is adjustable and powerful enough to have universal application in all vehicle drive architectures. GERODISC is compatible with electronic engine management systems and with antilock braking systems ("ABS"). GERODISC is uniquely adaptable to front-wheel drive vehicles in that its operation does not induce feedback to the driver through the steering wheel and does not impart harsh forces into the vehicle drive train. Conversely, electronic traction control, another form of traction control, operates by applying the brake to whichever wheel has lost traction. This technique pulses the brake, which can be felt through the steering wheel, induces harmful torque spikes into the axles and transmission, can overheat brakes, and is costly to manufacture and repair.

     For rear-wheel drive, GERODISC has proven to be the most powerful, yet transparent, speed/torque sensitive limited slip device available.

     Four-wheel drive (4WD) and all-wheel drive (AWD) vehicles are typically expensive, heavy, incorporate drive train components that induce drive train/ transmission stresses, and affect fuel economy negatively. The ASHA GERODISC System eliminates the expensive components, such as two differentials and/or viscous couplings, as well as the elimination of a large portion of the associated weight of a typical 4WD or AWD. With less weight, components, mechanical stress and transmission windup, GERODISC provides better fuel economy and maximum traction. In these vehicles, GERODISC eliminates a center differential or viscous coupling. The secondary drive axle differential is replaced by two GERODISC couplings. GERODISC activates automatically when needed, without electronics. Similar to the GERODISC system used on front-wheel drive and rear-wheel drive, the 4WD/AWD coupling system is self-activating and transparent to the driver.

     On May 10, 1994, the Company received patent approval from the U.S. Patent and Trademark Office for the GERODISC technology. Other U.S. patents are pending and international patents have been applied for.

     As of December 1997, approximately 110 individual GERODISC prototypes have been built for evaluation by original equipment manufacturer's ("OEM's") or first tier suppliers (the companies who supply directly to the OEM's) and approximately 17 other prototypes are currently in production.

     The Company is a research and development company and therefore does not intend to engage in manufacturing the GERODISC units; however, it does build the prototypes which are used for testing the technology for different vehicles. The Company's strategy is to license the GERODISC technology to the large suppliers for the major United States and foreign automotive manufacturers. Generally, the licenses will provide for up-front payments on the signing of the license agreements and royalty payments based on the number of vehicles on which the GERODISC is used. Following is a summary of the licenses which have been granted by the Company.

New Venture Gear, Inc. License Agreements

     On August 19, 1993, ASHA entered into a licensing agreement with New Venture Gear, Inc. ("NVG") to market GERODISC. NVG is a joint venture that is wholly owned by Chrysler Corp. ("Chrysler") and General Motors Corp. ("General Motors"). The agreement provides for NVG to manufacture and sell the device in the next generation of four-wheel drive transfer case products in North America and Europe, subject to certain restrictions. The Company received a total of $950,000 in deposits under this agreement during the three years ended September 30, 1996, which provides NVG with licensed rights throughout the life of ASHA's patents.

     In December 1994, the Company and NVG amended the license agreement to provide that in the event NVG is awarded a production program by a major OEM, NVG will pay $1,000,000 to the Company at the commencement of production of the first model as an advance royalty payment against the first 200,000 units. On December 24, 1994, NVG was awarded a production program with a major OEM for a 1998 model vehicle for which production was originally scheduled to commence during August 1997. In April 1997, the Company was notified that the OEM had made a marketing decision to delay the introduction of the GERODISC until its 1999 model. This decision was made because the OEM is planning to introduce a totally new model of the vehicle in 1999 and significantly increase the number of vehicles to be produced as compared to the number of vehicles produced of the 1998 model. Since the scheduled production of the 1998 model has already been presold to the dealers, the OEM wanted to save GERODISC for the enhancement and promotion of the new 1999 model. In the event such model does include the GERODISC, the license agreement provides that the Company will be paid a royalty for each GERODISC produced after the first 200,000 have been produced. As a result of this marketing decision, the $1,000,000 payment due from NVG will be delayed from approximately August 1997 to approximately July 1998, and the receipt of additional royalty revenues from the NVG License Agreement, if any, will be delayed until sometime in late 1998.

     During October 1995, the Company entered into an option agreement with NVG which granted NVG a twelve month option to acquire non-exclusive licenses for up to three different GERODISC applications in North America. The three applications were rear axles, transaxles and twin-disc front axles. This option expired in October 1996. Effective January 5, 1998, the Company entered into a license agreement with NVG in which the Company licensed NVG to manufacture and market GERODISC non-exclusively (but exclusively to certain automobile manufacturers on certain applications) on a worldwide basis for rear axles, transaxles, twin-disc front axles and twin-disc rear axles. NVG has agreed to pay the Company a license fee of $5,100,000 of which $2,550,000 is due on January 31, 1998, and $2,550,000 is due on January 31, 1999. In addition, the Company will receive a royalty on each unit produced under the agreement.

Dana Corporation License Agreement

     On December 28, 1994, the Company entered into an agreement with Dana Corporation ("Dana") in which the Company licensed Dana to manufacture and market GERODISC for front axles exclusively and for rear axles non-exclusively in North America, South America, Europe, South Korea and Taiwan. On February 2, 1995, the Company received a $1,000,000 license fee, and an additional $1,000,000 license fee payment was made during January 1996. In addition, the Company will receive a royalty on each unit produced under the agreement.
Dana is the largest axle manufacturer in the world. Dana has been approved for production of the front and rear axles for the same vehicle that will utilize the NVG GERODISC transfer case, giving the Company three GERODISC units in one vehicle model starting with the 1999 model year. Production for this 1999 model is expected to commence in late summer 1998.

American Axle and Manufacturing, Inc. Option Agreement

     On November 1, 1995, the Company entered into an agreement with American Axle and Manufacturing, Inc. which granted American Axle an eighteen month option to acquire non-exclusive licenses for up to three different GERODISC applications world-wide. The three applications are rear axles, transaxles and twin-disc front axles. If American Axle exercises any option, a license fee ranging from $1,000,000 to $2,000,000 will be payable, depending upon the application, and a per unit royalty will also be due. American Axle paid $1,150,000 for the option. The option for rear axles was extended until August 29, 1997, and American Axle requested an extension for the options for transaxles and twin-disc front axles. No further extensions have been formally granted. American Axle (now named "American Drive Line") continues to test under informal extensions of the original agreements. The Company is currently in discussions with American Axle regarding possible extensions of the other two options. American Axle is the second largest axle manufacturer in the world, and it supplies approximately 95% of the axles used by General Motors. There is no assurance that American Axle will exercise any portion of this option.

Steyr-Daimler-Puch Fahrzeugtechnik Gmbh License Agreement

     Effective March 31, 1997, the Company entered into a Gerodisc Technology Transfer and License Agreement with Steyr-Daimler-Puch Fahrzeugtechnik GmbH ("Steyr") in which the Company granted Steyr non-exclusive licenses to design, manufacture and sell GERODISC for specified types of platforms for certain specific European OEM's and United States OEM's who manufacture in Europe.
The Company received a $1 million license fee and the Company will receive a royalty on each unit produced and sold under the agreement. Steyr is the largest European automotive supplier for European OEM's.

High Performance GERODISC Applications

     While the Company's goal is to develop products for license to automotive OEM's or their suppliers, it has also determined to pursue opportunities for the specialized application of GERODISC technology in high performance and racing venues. These activities provide validation of the technology, and in Europe where the major OEM's are more directly engaged in racing activities, they provide a means of marketing and exposing the technology to the OEM's. These activities may also provide an avenue to generate ongoing revenues that do not have contractual delays that are typical of OEM agreements. On May 23, 1994, the Company successfully completed testing of a GERODISC limited slip differential for race car use. ASHA personnel installed two GERODISC LSD's, one torque/speed sensitive and one speed sensitive only. The vehicles demonstrated significant improvements in computer recorded lap times with improved directional stability in dry and wet conditions. The Company intends to supply performance units on a lease only basis, thereby protecting its proprietary technology and providing the Company with an ongoing opportunity to review the durability of each unit throughout its usefulness.

     Racing activities for 1998 include testing with Williams Touring Company LTD ("Williams") for inclusion in the 1998 BMW Racing Sedans, contractual arrangements with Xtrac LTD of England for the manufacture of GERODISC units for European and American racing teams. These teams include Peugeot Sport, as well as two prominent Indy Car Teams. The Contract with Xtrac allows the Company to participate with more teams and to concentrate on development. Xtrac will build the units keeping the Company out of the manufacturing process.

ABC (ASHA Body Concept)

     The second technology which the Company has developed and is now actively exploiting is the ASHA Body Concept ("ABC"), a method of producing cars in third world countries which requires significantly reduced levels of tooling, assembly and other manufacturing costs, greatly reducing the amount of capital required to set up and operate the manufacturing facility. This manufacturing process is based on the ability to manufacture very precise space frames, made of thin wall stainless steel tubing which require a low tooling investment and can be utilized in either low volume or high volume production. This stainless steel tubing requires no welding to assemble. The body design uses a lightweight space-age composite fiber material which does not require painting. The ABC process allows for the utilization of resources which are most readily available in the foreign country. For example, the manufacturing process requires only a limited amount of electrical power and instead relies on natural gas which is abundant in many third-world countries, including China. The process does not require robotics and can be learned with only limited training.

     The ABC technology is also very environment-friendly which is important in many third-world countries. The manufacturing process, unlike conventional automotive manufacturing technology, creates no by-products which require recycling and the vehicle's components are almost entirely recyclable.

     The first application of this technology is being conducted in China. In July 1994, the Company entered into a joint venture with Singapore based TAISUN Automotive PTE LTD. ("TAISUN") for the production and sale of vehicles in the Far East. TAISUN, which is 85% owned by Brian Chang, a principal shareholder of the Company, is a manufacturer of vehicles, ships, electrical motors, fiberglass products, and chemicals. The Company has agreed to contribute to the joint venture the right to use the ABC technology in the design and manufacture of taxis.

     ASHA/TAISUN is an 85% owner of Jiaxing Independence Auto Design & Development Co. Ltd. ("JIAD&D"), a corporation formed under the laws of the

Peoples Republic of China, for the purpose of engaging in the production and sale of automobiles in China. Ten percent (10%) of JIAD&D is owned by Walland Electric Motor Company, a company owned by Brian Chang, and 5% is owned by Jack Tang, who is a Chinese national and who manages the factory in China.

     Following is a diagram showing the parties and ownership in this joint venture:

        ------------------------
         ASHA           TAISUN
          50%             50%
        ------------------------

        ------------------------     ---------------------    ---------------
          ASHA/TAISUN PTE LTD          WALLAND  ELECTRIC         JACK TANG
                  85%                    MOTOR COMPANY              5%
        ------------------------             10%              ---------------
                                     ---------------------

                   ------------------------------------------------------
                                          JIAD&D
                   ------------------------------------------------------

     JIAD&D intends to initially manufacture and sell taxis utilizing the ABC technology because of the demand for such vehicles in China. The vehicle has been designed to have a short turning radius with a long suspension to best accommodate driving conditions in China and Southeast Asian countries.

     Approximately 80% of the components for the vehicle will come from China. The balance will come from sources in the United States and Brazil. There are at least two sources in China for both the engines and transmissions to be used in the vehicle.

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

    The joint venture intends to sell assembly franchises to persons in other provinces and then sell CKD kits to these franchisees for assembly and sale. JIAD&D also expects to export the CKD kits to assemblers in other countries in Southeast Asia, where the vehicle will be assembled and sold outside of China.

     The Company is building the production tooling and molds for the joint venture at its Santa Barbara facility before shipping them to the Jiaxing facility. ASHA has built the first prototype at its facility. This unit has undergone successful hot weather testing in Death Valley. It has undergone performance and handling testing and cold weather testing. The pre-production prototypes and all proof of production models (the first models built using the final production tooling) will be built in Jiaxing.

     The Jiaxing facility is currently building 15 pre-production units which it intends to complete by March 1998. The joint venture then intends to build up to 1,000 production units by December 1998. These units will be used by the joint venture to test for performance and driveability as well as to market franchises in the other provinces. The goal is to then build 10,000 units in 1999. However, at this time the Company has limited orders for the vehicles.

     The Company has also had discussions with representatives of the Philippine government regarding the development of a sport utility vehicle to be manufactured in the Philippines utilizing the ABC technology. The Company entered into a memorandum of understanding regarding this project in early 1996, however, there is no assurance that a final agreement will be reached. A joint venture - Pacific Asia Motor Corp. ("PAMCOR") has been formed in the Philippines and is now being capitalized. PAMCOR will be owned by the Philippine Retirement Benefits System and several private capital sources including Almazora Motors. This joint venture intends to acquire a license from the Company to produce a sport utility vehicle in the Philippines using the ABC technology.

Marketing

     The Company is marketing its GERODISC technology in the U.S., Europe and Asia. A full-time Detroit based marketing person was hired in January 1991. This person has extensive experience in the automotive business. Claude Dubois, a race car driver and automotive expert in Brussels, Belgium, was retained in April 1994 as a consultant to market the GERODISC technology to auto makers in Europe. An automotive import/export consultant was hired in August 1995 to locate sources for automobile components in South America to eventually be used in China.

Patent Rights

     The Company is aggressively pursuing patent protection for its technologies in both the United States and overseas. ASHA has the following patents or pending patents relating to its GERODISC and ABC technologies:

          1.   Vehicle drivetrain coupling - U.S. Patent No. 5,310,388.
This patent application has proceeded into the national and regional phases in Australia, Europe, Japan and Korea. In addition, applications have been filed in China and Mexico.

          2. Hydraulic coupling for vehicle drivetrain - U.S. Patent No. 5,536,215.

          3. Hydraulic coupling for vehicle drivetrain - U.S. Patent No. 5,595,214.

          4.   Vehicle drivetrain coupling - U.S. Patent No. 5,611,746.

          5. Hydraulic coupling for vehicle drivetrain - three other patent applications relating to variations of this technology have been filed with the U.S. Patent Office.

          6. Vehicle body space frame (ABC technology) - one patent application has been filed with the U.S. Patent Office.

          7. Vehicle body construction (ABC technology) - one patent application has been filed with the U.S. Patent Office.

Major Customers

     During the year ended September 30, 1996, 16% of the Company's revenues were received from prototype development, 67% from American Axle for an option to license GERODISC, 6% for license and development of a racing GERODISC and 11% from a foreign tier one supplier for an option to license GERODISC and prototype development.

     During the year ended September 30, 1997, 22.8% of the Company's revenues were received from prototype development, 77.2% from Steyr-Daimler-Puch Fahrzeugtechnik Gmbh for a license to use the GERODISC technology.

Staff

     As of December 31, 1997, the Company had 30 employees consisting of 3 executive officers, 24 automotive designers, engineers and fabricators, and 3 administrative support personnel. None of the Company's employees are represented by a union and the Company has never had any work stoppages.

ITEM 2.  DESCRIPTION OF PROPERTY

     The principal offices of the Company are located at 600 C Ward Drive, Santa Barbara, California 93111. This space is rented at a monthly rate of $6,556 through January 1999. Beginning in January 1995 and every January thereafter, the base rent is adjusted in proportion to the percentage increase or decrease of the official Consumers Price Index of the Bureau of Labor Statistics, United States Department of Labor. In no event will the rent be increased more than 8% for any one adjustment period nor shall rent be less than the base rent. These facilities include office space, work areas for designers and a shop and equipment suitable for performing design, development and styling work. Approximately 11,300 square feet of space are utilized at this location.

ITEM 3.  LEGAL PROCEEDINGS

     The Company knows of no material pending legal proceedings to which the Company is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended September 30, 1997.

                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     PRINCIPAL MARKET OR MARKETS. The Company's Common Stock is traded in the over-the-counter market and since June 30, 1997, has been listed on the Nasdaq Small-Cap Market under the symbol "ASHA." Prior to that time, quotations were carried on the OTC Bulletin Board.

     The following table sets forth the high and low bid price for the Company's Common Stock for the periods indicated as reported on the OTC Bulletin Board. These prices are believed to be inter-dealer quotations and do not include retail mark-ups, mark-downs, or other fees or commissions, and may not necessarily represent actual transactions.

             QUARTER ENDED              HIGH BID        LOW BID
             ------------------         --------        -------
             December 31, 1995           $6.25           $2.25
             March 31, 1996              $6.00           $4.00
             June 30, 1996               $7.25           $5.125
             September 30, 1996          $6.00           $4.00

             December 31, 1996           $4.375          $3.50
             March 31, 1997              $5.50           $4.625
             June 30, 1997*              $6.0625         $4.50
----------
* Through June 27, 1997

     The following table sets forth the high and low sales prices for the Company's Common Stock as reported on the Nasdaq Small-Cap Market for the period indicated.

           QUARTER ENDED               HIGH             LOW
           ------------------          -----           -----
           June 30, 1997*              $4.75           $4.00
           September 30, 1997          $6.75           $6.00
---------
*One day

     APPROXIMATE NUMBER OF SHAREHOLDERS OF COMMON STOCK. The number of holders of record of the Company's Common Stock at December 17, 1997, was 2,467. Many shares are registered in the names of brokerage firms or other nominee names. As a result the Company estimates that it has in excess of 6,000 beneficial owners of its Common Stock.

     DIVIDENDS. Holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's Common Stock and no dividends are anticipated to be paid in the foreseeable future. The Company currently intends to retain all earnings to finance the development and expansion of its operations. The declaration of cash dividends in the future will be determined by the Board of Directors based upon the Company's earnings, financial condition, capital requirements and other relevant factors.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

     YEAR ENDED SEPTEMBER 30, 1997 VERSUS YEAR ENDED SEPTEMBER 30, 1996

     During the year ended September 30, 1997, the Company had revenue of approximately $1,295,000 as compared to approximately $1,711,000 during the year ended September 30, 1996. The decrease was due to a reduction of license and right of first refusal revenue of approximately $416,000 as compared to the prior year. During the year ended September 30, 1997, the Company entered into one new license agreement, that being with Stey-Daimler-Puch-Fahrzeugtechnik. During the year ended September 30, 1996 the Company entered into four option agreements with American Axle and Manufacturing, Inc. and renewed one license with an Indycar race team.
Revenues for the year ended September 30, 1998 will be higher than the prior year, since NVG has agreed to pay the Company $2,550,000 on January 31, 1998 pursuant to a new license agreement. (See Item 1. DESCRIPTION OF BUSINESS - New Venture Gear, Inc. License Agreements above)

     Revenue from contract services decreased in the year ended September 30, 1997 by approximately $101,000, as compared to the prior year. A reduction in support services to licensees and optionees resulted in this decrease.

     Total operating expenses for the year ended September 30, 1997, increased by approximately $293,000 over the prior year. Research and development expenses increased by approximately $143,000 as a result of the Company's increased support of its European based new licensee. Officers' salaries decreased primarily as a result of bonuses paid in 1996 and none were paid in 1997. Legal and accounting expenses increased by approximately $154,000 as a result of matters related to foreign operations. Patent application expenses decreased by approximately $17,000 due to reduced patent application activity. Selling, general and administrative expenses for the year ended September 30, 1997 were approximately $1,123,000 as compared to approximately $871,000 during the prior year. The increase is due to increased marketing activities and administrative travel to the Company's Joint Venture China operation.

     The Company had a loss of approximately $861,000 on its investment in the ASHA-TAISUN Joint Venture during the year ended September 30, 1997, as compared to a loss on its investment of approximately $887,000 in the prior year. The Company has a 50% ownership interest in the joint venture. Management has opted to be conservative and consistent with the prior year accounting method and write the investment down to the estimated net realizable asset value until such time as the facility begins production. The continued loss was due to the fact that the Joint Venture's activities in China increased, but no revenues have yet been generated. Joint Venture revenues are not anticipated until the year ended September 30, 1998.

     The net (loss) of $(2,908,955) for the year ended September 30, 1997, compared to a net (loss) of $(1,811,322) during the year ended September 30, 1996 was directly attributed to increased operating expenses, significant interest charges and reduced sales. Revenue reduction was primarily a result of the reduced licenses and right of first refusal recorded during the current year. Interest expense for the period ended September 30, 1997 includes a new accounting requirement, FASB 123, that required a non-cash interest charge of $265,000 for stock based compensation.

YEAR ENDED SEPTEMBER 30, 1996 VERSUS YEAR ENDED SEPTEMBER 30, 1995

     During the year ended September 30, 1996, the Company had revenue of approximately $1,711,000 as compared to approximately $4,436,000 during the year ended September 30, 1995. The substantial decrease was due to a reduction of license and right of first refusal revenue of approximately $2,725,000 as compared to the prior year. During the year ended September 30, 1996, the Company only entered into one new option agreement, that being with American Axle, and renewed one license with an Indycar race team. During the year ended September 30, 1995, the Company entered into major license agreements with New Venture Gear and Dana Corporation, and also entered into the license agreement with the Indycar race team.

     Revenue from contract services increased in the year ended September 30, 1996 by approximately $50,000, as compared to the prior year. Additional support services to licensees and optionees resulted in this increase.

     Total expenses for the year ended September 30, 1996, increased by approximately $259,000 over the prior year, primarily due to increased general and administrative expenses. Research and development expenses decreased by approximately $23,000 as a result of the Company's decreased use of outside services due to the purchase of new equipment. Officers' salaries increased primarily as a result of bonuses. Legal and accounting expenses increased by approximately $14,000 as a result of matters related to foreign operations. Patent application expenses decreased by approximately $28,000 due to reduced patent application activity. Taxes and licenses expenses increased by approximately $37,000 due primarily to increased payroll tax expense.

     Selling, general and administrative expenses for the year ended September 30, 1996 were approximately $871,000 as compared to approximately $705,000 during the prior year. The increase is due to increased marketing activities.

     The Company had a loss of approximately $(887,000) on its investment in the ASHA-TAISUN Joint Venture during the year ended September 30, 1996, as compared to a loss on its investment of approximately $(470,000) in the prior year. The Company has an ownership interest in the joint venture and accordingly records 50% of the joint venture's loss in its statement of operations. The increased net loss was due to the fact that the Joint Venture's activities in China increased, but no revenues have yet been generated. The Company anticipates that the net loss from the joint venture will increase slightly during the year ended September 30, 1997 due to the expenses associated with building the pre-production vehicles. Joint Venture revenues are not anticipated until the year ended September 30, 1998.

     The net (loss) of $(1,812,322) for the year ended September 30, 1996, was a substantial change from the net income of $1,531,333 during the year ended September 30, 1995. The net loss was primarily a result of the reduced license and right of first refusal revenue recorded during the current year and the loss from the investment in an affiliate described above.

Liquidity and Capital Resources

     As of September 30, 1997, the Company had a positive working capital of approximately $3,344,000 compared to positive working capital of approximately $930,000 at September 30, 1996. The increase was due substantially to the public offering the Company closed in July of 1997. Gross proceeds of the offering totaled approximately $5,750,000. After commissions, offering costs, and related expenses the net proceeds were approximately $4,616,000. The

Company used approximately $935,000 to retire the bridge loan debt and pay associated interest. The Company also used $753,000 to pay the credit line down to zero. The Company intends to use the secondary funding to support the continued development and marketing of GERODISC and for the development and support of its ASHA-TAISUN Joint Venture.

     In November 1996, the Company obtained an increase in its credit line from Montecito Bank & Trust from $500,000 to $750,000. As of September 30, 1997 the entire credit line of $750,000 was paid down to zero. The credit line is under negotiation to be renewed. Amounts under the credit line bear interest at the prime rate plus 1.5% and the credit line is renewable on an annual basis. As of September 30, 1997, the annual rate of interest for the credit line was 10%. Montecito Bank has verbally agreed to extend this credit line for one year and management does not anticipate a problem with renewing the credit line in early 1998.

     In January 1997, the Company received approximately $799,000 in net proceeds from the private sale of units consisting of promissory notes and Common Stock. The Company incurred $900,000 of debt against those proceeds, and as of September 30, 1997 the Company had paid off all the interest and debt associated with the sale of the units. Prior to the public offering the Company financed its operating expenses with the bridge loan notes and maximum use of its credit line.

     On April 14, 1997, the Company received a cash payment of $1,000,000 for a licensing agreement from Steyr. With the cash from the Steyr license and the proceeds of the public offering and anticipated new license agreements, the Company believes it will have sufficient liquidity to maintain continued operations for the next twelve months.

     Operating activities for the year ended September 30, 1997 used $(1,266,410) of net cash as compared to $545,473 cash provided in the year ended September 30, 1996. The decrease in cash from operating activities was primarily due to the substantial decrease in accounts receivable for the prior period as compared to a lesser decrease in accounts receivable for the current period. The net loss of $(2,908,955) for the year ended September 30, 1997, as compared to a net loss of $(1,812,322) for the comparable period in 1996 had an significant adverse effect on the year ended 1997 operating cash activities.

     Investing activities for the year ended September 30, 1997 used $(657,587) of cash. Activities were attributed to the ASHA-Taisun joint venture and the sale of short term investments. Approximately $859,000 was attributed to the investment in ASHA-Taisun joint venture. The Company sold $260,463 of short-term commercial paper to partially offset the expenditure.

     Cash provided from financing activities was $4,527,770 for the year ended September 30, 1997, as compared to $891,778 for the year ended September 30, 1996. Proceeds from the public offering that closed in July of 1997 were the primary source of funds. The offering cash enabled the corporation to pay off its then existing debt as well as provide for future working capital.

     The Company has entered into a new license agreement with New Venture Gear. This new agreement expands New Venture Gear's license rights for GERODISC applications from its original transfer case license to now include certain axle and coupling applications. The agreement which takes effect January 5, 1998 calls for a license fee of $5,100,000 and royalties on produced products. The license fee is payable $2,550,000 on January 31, 1998 and $2,550,000 on January 31, 1999.

     During the year ended September 30, 1996, cash provided by operating activities was approximately $545,000 as compared to approximately $(22,000) used in operating activities during the year ended September 30, 1995. The cash provided by operating activities was primarily a result of a reduction of receivables totaling approximately $1,426,000. This was partially offset by the net loss for the year.

     Cash used in investing activities during the year ended September 30, 1996, was approximately $(1,436,000) as compared to approximately $(740,000) used in investing activities during the year ended September 30, 1995. The increase was primarily due to increased purchases of short-term investments and also an increased investment in the ASHA-TAISUN Joint Venture.

     Cash provided by financing activities for the year ended September 30, 1996, as approximately $892,000 as compared to approximately $149,000 provided by financing activities during the year ended September 30, 1995. The increase was due to the fact that the Company raised $750,000 from the private sale of Common Stock during the year ended September 30, 1996, and increased borrowings under its line of credit.

     The Company expects to invest an additional $780,000 in the ASHA/TAISUN Joint Venture during the fiscal year ended September 30, 1998. This investment is expected to be funded from revenues received from license fees. The Company has no other commitments to make material capital expenditures.

ITEM 7.  FINANCIAL STATEMENTS

     The Independent Auditors' Report appears at page F-1 and the Financial Statements and Notes to Financial Statements appear at pages F-2 through F-14 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        No response required.

                                     PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The Directors and Executive Officers of the Company are as follows:

            NAME                 AGE               POSITION
------------------------------   ---  ----------------------------------------
John C. McCormack ............   66   Chairman of the Board, President, Chief
                                      Executive Officer, Chief Operations
                                      Officer, Secretary, Treasurer and
                                      Director
Kenneth R. Black .............   51   Vice President of Sales and Marketing
Steven E. Sanderson ..........   45   Chief Financial Officer and Controller
Robert J. Sinclair ...........   65   Director
Lawrence Cohen ...............   53   Director
Nick P. Bartolini.............   61   Director
Erick A. Reickert.............   62   Director

     There are no family relationships among any of the Directors or Executive Officers.

     JOHN C. McCORMACK. Mr. McCormack has served as President and Chief Operations Officer of ASHA since February 1, 1995, as Secretary and Treasurer since January 31, 1996, and as Chairman of the Board, Chief Executive Officer and a Director since January 8, 1998. Mr. McCormack helped start American Honda Motor Company in 1959, and served as its General Manager until 1964. He has been described as the driving force in its rise to prominence in the U.S. motorcycle market. He was co-founder of U.S. Suzuki Motor Corporation in 1964, and by 1967 this company was second in the U.S. market for motorcycles, behind Honda. He served as President and CEO of McCormack International Motors, Inc. from 1969 until 1975. McCormack International Motors was the first to bring a wide range of motorized recreational vehicles under one label, and it established some 925 dealers and 10 overseas distributors. From 1975 until 1980, he was a founder and President of Jacwall Corporation. Mr. McCormack was a founder and served as President and COO of Hirsch Electronics Corporation from 1980 to 1985, where he guided product development to successful completion at less than budgeted costs. These systems are now in use in the White House, Pentagon, IBM, General Motors, FBI, British Secret Service, as well as many other secure government and business installations around the world. He was a co-founder and he served as President and CEO of the Napa Valley Railroad and the Napa Valley Wine Train from 1985 until April 1991. From April 1991 until April 1994, he served as Vice President of Marketing and Sales for Mission Industries, an industrial laundry business, and from April 1994 until January 1995, he was engaged in general business consulting under the name McCormack and McCormack Consulting.

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

     STEVEN E. SANDERSON. Mr. Sanderson has served as Controller of the Company since January 1997 and as Chief Financial Officer since March 1997.

From 1991 until December 1996, he served as the President and owner of Sanderson Investments, Inc., a consulting company which prepared financial analyses encompassing productivity, variances, standard costs and production bonus plans, time studies, rate of return, and risk management. From 1985 until 1991, he served as Controller for the Systems Division of Computer Products Inc., a public company, where he was responsible for the accounting and management information systems group for two manufacturing facilities. From 1981 until 1985, he served as Controller of Southeastern Public Service Company, a public company, where he had complete responsibility for the accounting and management information systems functions for this multi-state business. From 1977 to 1981, he was employed by the Solid State Division of RCA where his last position was cost accounting supervisor. Mr. Sanderson received a B.B.A. Degree in Accounting from Florida Atlantic University in 1977.

     ROBERT J. SINCLAIR. Mr. Sinclair has served as a Director of the Company since April 1994. Mr. Robert J. Sinclair is retired Chairman and Chief Executive Officer of Saab Cars USA, Inc. Early in his automotive career he served as advertising manager and public relations manager of Saab, before joining Volvo North America where he rose to President of Volvo's Western US organization. He rejoined Saab as President in 1979, retiring as Chairman and CEO in 1991. Mr. Sinclair consults for many organizations, and serves as a director of Hansa Reinsurance Co. of America, which is publicly-held.

     LAWRENCE COHEN. Mr. Cohen has served as a Director of the Company since January 20, 1995. Mr. Cohen has served as Vice Chairman of the Board, Executive Vice President and Treasurer of Bristol Technology Systems, Inc. ("Bristol") since its inception in April 1996. Bristol is in the business of establishing a National network of full service dealerships of retail automation equipment such as point of sale systems. From November 1990 to September 1996, Mr. Cohen served as Chairman of the Board of BioTime, Inc. ("BioTime"), a publicly-held biotechnology company engaged in the artificial plasma business. Mr. Cohen has also served as a director of Apollo Genetics Inc., a company founded by Mr. Cohen which is engaged in the genetic pharmaceutical business, from January 1993 to the present; and a director of Registry Magic Inc., a company founded by Mr. Cohen which develops voice recognition equipment, from November 1995 to present.

     NICK P. BARTOLINI. Mr. Bartolini has served as a Director of the Company since October 1997. Since 1994, Mr. Bartolini has been President of Bartolini Associates with offices in Santa Barbara, California and London, England. Bartolini Associates provides process re-engineering and sales consultant services to automotive suppliers in the United States and Europe. Mr. Bartolini was previously employed by the Ford Motor Company for over 30 years, and served as Vice President of Parts and Service Operations for Ford of Europe from 1989 to 1994. He received a B.S. Degree from the University of Notre Dame, and a MBA Degree from the University of Detroit.

     ERICK A. REICKERT. Mr. Reickert has served as a Director of the Company since October 1997. Mr. Reickert is currently retired. From September 1992 to January 1996 he was President and CEO of New Venture Gear, Inc. which is jointly owned by Chrysler Corp. and General Motors Corp., and is a licensee of the Company's GERODISC technology. From 1984 to 1992, Mr. Reickert was employed by Chrysler Corporation, and served as Chairman and Chief Executive Officer of Chrysler De Mexico from May 1987 to January 1990, and Acustar, Inc. from May 1990 to April 1991. In addition, he was Vice President of Powertram Operations for Chrysler from April 1991 to December 1992 where he was responsible for 12 manufacturing plants producing engines, transmission and automotive parts. From 1965 to 1984 Mr. Reickert worked for Ford Motor Company in various capacities. He received a B.S. Degree in Electrical Engineering from Northwestern University and a MBA Degree from Harvard Business School.

     The standing committees of the Board of Directors are the Audit Committee and the Compensation Committee.

     The Audit Committee consists of Lawrence Cohen and Nick Bartolini, each of whom is an independent Director, and John C. McCormack. The Audit Committee's function is to review and report to the Board of Directors with respect to the selection and the terms of engagement of the Company's independent public accountants, and to maintain communications among the Board of Directors, such independent public accountants, and the Company's internal accounting staff with respect to accounting and audit procedures, the implementation of recommendations by such independent public accountants, the adequacy of the Company's internal controls and related matters. The Audit Committee also reviews certain related party transactions and any potential conflict of interest situations involving officers, directors or stockholders beneficially owning more than 10% of an equity security of the Company.

     The Compensation Committee consists of Robert Sinclair and Lawrence Cohen. The Compensation Committee's function is to review and approve annual salaries and bonuses for all executive officers and review, approve and recommend to the Board of Directors the terms and conditions of all employee benefit plans or changes thereto, including the granting of stock options pursuant to the Company's 1994 Option Plan.

     The Company agreed with the Representative of the Underwriters in the Company's 1997 Public Offering that, for a period of 36 months from the date of closing of this offering, the Company will allow an observer designated by the Representative and acceptable to the Company to attend all meetings of the Board of Directors. Such observer will have no voting rights. He or she will be reimbursed for out-of-pocket expenses incurred in attending such meetings, and will be indemnified against any claims arising out of participation at Board meetings, including claims based on liabilities arising under the securities laws.

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

     Kenneth R. Black and John C. McCormack each filed two Form 4's late reporting the grant of two stock options; and Alain J-M Clenet (a former Officer and Director), Sheila R. Ronis (a former Director), Robert J. Sinclair, and Lawrence Cohen each filed one Form 4 reporting the grant of a stock option late.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth information regarding the executive compensation for the Company's Chief Executive Officer, President and

Executive Vice President. No other executive Officer received compensation in excess of $100,000 for the fiscal years ended September 30, 1997, 1996 and 1995:
                            SUMMARY COMPENSATION TABLE

                                                         LONG-TERM
COMPENSATION
                         ANNUAL COMPENSATION              AWARDS      PAYOUTS
                                                             SECURI-
                                                              TIES
                                                             UNDERLY-
                                           OTHER      RE-      ING
 ALL
                                           ANNUAL  STRICTED  OPTIONS/
OTHER
NAME AND PRINCIPAL                         COMPEN-   STOCK     SARs    LTIP
COMPEN-
     POSITION        YEAR  SALARY   BONUS  SATION  AWARD(S)  (NUMBER) PAYOUTS
SATION
-------------------  ---- -------- ------- ------- --------- -------- -------
----------
Alain J-M Clenet,    1997 $152,500 $ -0-     -0-      -0-      8,278    -0-
$5,953<FN2>
Chief Executive      1996 $152,500 $73,000   -0-      -0-       -0-     -0-
$7,819<FN4>
Officer<FN1>                 <FN3>
                     1995 $152,500   -0-     -0-      -0-       -0-     -0-
$3,035<FN5>

John C. McCormack,   1997 $ 90,000   -0-     -0-      -0-    106,386    -0-
$  -0-
President            1996 $ 90,000 $10,000   -0-      -0-     65,786    -0-
$  504<FN6>
                     1995 $ 60,000   -0-     -0-      -0-       -0-     -0-
 -0-

Kenneth R. Black,    1997 $ 90,000   -0-     -0-      -0-    104,257    -0-
 -0-
Vice President of    1996 $100,592 $10,000   -0-      -0-     10,524    -0-
 -0-
Sales and Marketing          <FN7>
                     1995 $ 85,000   -0-     -0-      -0-      2,788    -0-
 -0-

Theo E. Shaffer,     1996 $ 92,025 $19,373   -0-      -0-       -0-     -0-
 -0-
Executive Vice       1995 $ 90,000   -0-     -0-      -0-      3,098    -0-
 -0-
President<FN8>
--------------------

<FN1>
Mr. Clenet resigned as an Officer and Director of the Company on January 8, 1998.
<FN2>
Represents contractual employment agreement for estate and trust planning for Mr. Clenet and his family of $2,600, premiums of $371 on a $5 million umbrella liability insurance policy and $2,982 for additional medical expenses paid on his behalf.
<FN3>
Of this amount, $88,958 was paid during the fiscal year ended September 30, 1996, and the remainder was deferred until January 1997.
<FN4>
Represents medical expense reimbursements for Mr. Clenet and his family.
<FN5>
Includes $981 in medical expense reimbursements for Mr. Clenet and his family, $857 paid for premiums on a $5 million umbrella liability insurance policy for Mr. Clenet, and other expenses paid on his behalf.
<FN6>
Represents amounts paid by the Company as a matching amount to a 401(k) plan contribution.
<FN7>
Includes $15,592 paid to Mr. Black in settlement of unused vacation time.

<FN8>
Mr. Shaffer resigned on October 1, 1996.

                         OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                   Individual Grants

                     NUMBER OF       % OF TOTAL
                     SECURITIES      OPTIONS/SARs
                     UNDERLYING      GRANTED TO      EXERCISE
                     OPTIONS/SARs    EMPLOYEES IN    OR BASE       EXPIRATION
      NAME           GRANTED(#)      FISCAL YEAR     PRICE($/SH)   DATE
-----------------    ------------    ------------    ----------    ----------
Alain J-M Clenet        8,278             2.4%        $3.6875       12/17/99
John C. McCormack     100,000            29.5%         4.00          1/15/02
                        6,386             1.9%         3.6875       12/17/99
Kenneth R. Black      100,000            29.5%         4.00          1/15/02
                        4,257             1.3%         3.6875       12/17/99


                   AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                 AND FY-END OPTION/SAR VALUES

                                          SECURITIES UNDER-  VALUE OF UNEXER-
                    SHARES                LYING UNEXER-      CISED-IN-THE
                    ACQUIRED              CISED OPTIONS      MONEY\OPTIONS/
                    ON                    SARS AT FY-END     SARS AT FY-END
                    EXERCISE   VALUE      EXERCISABLE/       EXERCISABLE/
      NAME          (NUMBER)   REALIZED   UNEXERCISABLE      UNEXERCISABLE
-----------------   --------   --------   -----------------  ----------------
Alain J-M Clenet       --         -             8,278 / 0      $ 20,178 / 0
John C. McCormack      --         -           172,172 / 0      $332,419 / 0
Kenneth R. Black       --                     117,569 / 0      $245,245 / 0

Employment Agreements

     In April 1995, the Company entered into an Amended and Restated Employment Agreement with Alain J-M Clenet, who was then the Company's Chairman of the Board and Chief Executive Officer, pursuant to which he received a base annual salary of $152,500. Mr. Clenet was entitled to participate in all insurance plans and benefits of the Company and to also be reimbursed for all of his and his family's medical and dental expenses not paid for under such programs. Mr. Clenet also received a $5 million umbrella liability insurance policy paid for by the Company. On January 8, 1998, Mr. Clenet resigned as an officer and Director of the Company, and this employment agreement was terminated by mutual agreement.

     On March 1, 1997, the Company entered into employment agreements with Jack McCormack and Ken Black. Each of the Employment Agreements expires as of February 28, 1999, however, they will be automatically renewed for additional two year terms unless either the Company or the employee gives to the other six months notice that the agreement is to be terminated. Pursuant to the employment agreements, Mr. Black is entitled to a salary of $90,000 per year and Mr. McCormack is entitled to a salary of $90,000 per year. Both agreements provide for cost of living adjustments and participation in all fringe benefits available to other executive officers. Mr. McCormack's agreement also provides that he is to be granted options to purchase 25,000 shares annually, in addition to the 100,000 options he was granted on January 15, 1997.

     Effective during the fiscal year ended September 30, 1995, the Company's Directors do not receive fees for their attendance at Board or committee meetings, but they have received options under the Company's 1994 Stock Option Plan. Directors are also reimbursed for their reasonable expenses in attending meetings of the Board of Directors and any committees thereof.

Directors' Compensation

     During the fiscal year ended September 30, 1998, the Company will begin paying independent members of the Board of Directors $1,250 per meeting attended.

     During the last three years the Company has granted to the independent members of the Company's Board of Directors options to purchase 25,000 shares of common stock each year. The options granted under this policy during the fiscal year ended September 30, 1997 were granted on December 17, 1996, when 25,000 options were granted to each of Sheila Ronis, Robert Sinclair and Lawrence Cohen with an exercise price of $3.6875.

     In addition, in July 1997, Lawrence Cohen was granted a stock option to purchase 200,000 shares of Common Stock at $4.375 per share. This option is contingent on shareholder approval of certain amendments to the Company's 1994 Stock Option Plan described below.

     In December 1997, the Company's Directors were granted options as follows: Sheila Ronis, Robert Sinclair and Lawrence Cohen each received options to purchase 25,000 shares of Common Stock; Nick Bartolini received options to purchase 12,500 shares; and Erick Reickert received options to purchase 6,250 shares. These options are exercisable at $5.4375 per share, but are contingent on shareholder approval of certain amendments to the Company's 1994 Stock Option Plan.

Stock Option Plans

    1994 Stock Option Plan

     The 1994 Stock Option Plan provides for the grant of options to purchase up to 750,000 shares of Common Stock to employees, officers, directors and consultants of the Company. The purpose of this plan is two-fold. First, the plan will further the interests of the Company and its shareholders by providing incentives in the form of stock options to employees who contribute materially to the success and profitability of the Company. Second, the plan will provide the Company flexibility and the means to reward directors and consultants who render valuable contributions to the Company. The Board has the power to determine at the time the option is granted whether the option will be an incentive stock option (an option which qualifies under Section 422 of the Internal Revenue Code of 1986) or an option which is not an incentive stock option. However, incentive stock options will only be granted to persons who are employees of the Company. Vesting provisions are determined by the Board at the time options are granted. The option price must be satisfied by the payment of cash. The Board of Directors may amend the plan at any time, provided that the Board may not amend the plan to materially increase the number of shares available under the plan to materially change the eligible class of employees without shareholder approval.

     On July 1, 1997, the Company's Board of Directors adopted amendments to the 1994 Stock Option Plan to increase the number of shares of Common Stock which may be subject to options granted under the plan to 1,000,000; to allow the exercise price of options to be paid by means other than cash; and to allow options to be grated with reload option provisions. These amendments are contingent on the approval of the Company's shareholders prior to July 1, 1998. On December 16, 1997, the Company's Board of Directors adopted an additional amendment to increase the number of shares of Common Stock which may be subject to options granted under the plan to 1,400,000. This amendment is also subject to shareholder approval.

     As of September 30, 1997, there were 623,677 options outstanding under the plan with exercise prices ranging from $3.6875 to $5.125. This does not include options which are contingent on shareholder approval of the amendments to the 1994 Stock Option Plan described above.

    401(K) Plan

     Effective October 1, 1995, the Company implemented a 401(K) Plan pursuant to which all eligible employees may contribute up to 15% of their compensation. The Company matches contributions in the amount of 10% of all elective deferrals, and, at the Company's option, may contribute annually up to 15% of the total compensation of all eligible employees. Executive Officers of the Company are eligible to participate in this plan. During the fiscal year ended September 30, 1996 and 1997, the Company made $8,047 and $5,030, respectively, in matching contributions under this plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number and percentage of shares of the Company's Common Stock owned beneficially, as of January 9, 1998 by any person who is known to the Company to be the beneficial owner of 5% or more of such Common Stock, and, in addition, by each Director of the Company and by all Directors and Officers of the Company as a group. Information as to beneficial ownership is based upon statements furnished to the Company by such persons. Each person has sole voting and investment power with respect to the shares shown except as noted.

  NAME AND ADDRESS                    AMOUNT AND NATURE OF            PERCENT
OF BENEFICIAL OWNERS                  BENEFICIAL OWNERSHIP            OF CLASS
--------------------------            --------------------            --------
Greenmotors, L.L.C.                    1,118,652                        12.9%
277 Park Avenue, 27th Floor
New York, NY 10172

John C. McCormack                       172,172<FN1>                    1.9%
600 C Ward Drive
Santa Barbara, CA 93111

Robert J. Sinclair                        63,377<FN2><FN4>               0.7%
1025 North Ontare Road
Santa Barbara, CA  93103

Lawrence Cohen                           269,406<FN3>                    3.1%
3311 NE 26th Avenue
Lighthouse Point, FL  33064

Nick P. Bartolini                            -0-<FN4>                     --
1026 Santa Barbara Street
Santa Barbara, CA 93101

Erick A. Reickart                            -0-<FN4>                     --
5128 Woodland Drive
Bloomfield Hills, MI 48302

Brian Chang                            1,217,113                        17.2%
1 Chatworth Road, No. 2421
Singapore  1024

All Directors and Executive            1,849,637<FN4>                   20.4%
Officers as a Group (7 persons)
--------------------

<FN1>
Represents shares underlying currently exercisable stock options held by Mr. McCormack. Does not include shares underlying options granted to Mr. McCormack in December 1997 which are contingent on shareholder apprival of amendments to the Company's 1994 Stock Option Plan.
<FN2>
Includes 50,000 shares underlying stock options held by Mr. Sinclair.
<FN3>
Represents 219,406 shares held by Mr. Cohen's wife and 50,000 shares underlying currently exercisable stock options held by Mr. Cohen. Does not include 225,000 shares underlying stock options granted to Mr. Cohen in July 1997 and December 1997 which are contingent on shareholder approval of amendments to the Company's 1994 Stock Option Plan.
<FN4>
Does not include stock options granted to these persons in December 1997 which are contingent on shareholder approval of amendments to the Company's 1994 Stock Option Plan.
<FN5>
Includes shares beneficially owned by the following persons who are Executive Officers of the Company: 117,569 shares underlying options held by Kenneth R. Black; and 10,000 shares underlying options held by Steven E. Sanderson. Excludes shares underlying options granted to these persons in December 1997 which are contingent on shareholder approval of amendments to the Company's 1994 Stock Option Plan.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On January 8, 1998, the Company was a party to two agreements in which Alain Clenet, who was the Company's Chairman of the Board and Chief Executive Officer, sold a total of 1,677,978 shares of the Company's common stock. In one agreement Mr. Clenet sold 1,118,652 shares to Greenmotors LLC, which as a result of this purchase, now owns 12.9% of the Company's shares outstanding. In the other agreement, Mr. Clenet sold a total of 559,326 to four investors, including the wife of Lawrence Cohen, one of the Company's Directors, who purchased 219,406 shares. Simultaneously with the closing of these two transactions, the Company and Mr. Clenet entered into a Separation Agreement pursuant to which Mr. Clenet agreed to resign as an Officer and Director of the Company, effective immediately.

    On August 11, 1994, the Company entered into a joint venture with TAISUN Automotive of which Mr. Brian Chang is 85% shareholder. Mr. Chang is a principal shareholder of the Company. The joint venture was formed as a Singapore corporation named ASHA/TAISUN PTE LTD. ("ASHA/TAISUN"). The purpose of this Joint Venture is to exploit the Company's ABC technology in the China and Southeast Asia markets.

    ASHA/TAISUN, through its 85%-owned subsidiary, Jiaxing Independent Auto Design and Development Co., Ltd., is developing an automobile manufacturing facility in Jiaxing, China. ASHA/TAISUN has also contracted with the Company for automobile design work. During the years ended September 30, 1996 and 1997, the Company invested $1,057,381 and $870,323, respectively, in the joint venture.

     In March 1994, Brian Chang purchased 235,294 shares of the Company's Common Stock for $1,000,000 in cash. On November 2, 1995, Mr. Chang purchased an additional 181,818 shares of ASHA Common Stock from the Company for $750,000 in cash.

                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS.

EXHIBIT
NUMBER    DESCRIPTION                   LOCATION
-------   -------------------------     ------------------------------------
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

10.7      Option Agreement with         Incorporated by reference to Exhibit
          America Axle and Manufac-     10.7 to the Company's Annual Report
          turing, Inc.                  on Form 10-K for the fiscal year
                                        ended September 30, 1995

10.8      Employment Agreement with     Incorporated by reference to Exhibit
          John McCormack                10.8 to the Company's Registration
                                        Statement on Form SB-2 (File No.
                                        333-23891)

10.9      Employment Agreement with     Incorporated by reference to Exhibit
          Ken Black                     10.9 to the Company's Registration
                                        Statement on Form SB-2 (File No.
                                        333-23891)

10.10     GERODISC Technology Transfer  Incorporated by reference to Exhibit
          and License Agreement with    10.11 to the Company's Registration
          Steyr-Daimler-Puch-           Statement on Form SB-2 (File No.
          Fahrgeugtechnik, AG&KOKG      333-23891)
          dated March 31, 1997*

10.11     License Agreement with New    Filed herewith electronically
          Venture Gear, Inc. dated
          January 5, 1998*

10.12     Stock Purchase Agreement      Filed herewith electronically
          among Greenmotors LLC,
          Alain Clenet and the Company
          dated January 8, 1998

10.13     Separation Agreement with     Filed herewith electronically
          Alain Clenet dated January 8,
          1998

23.1      Consent of Arthur Andersen    Filed herewith electronically

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

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
  ASHA Corporation:

We have audited the accompanying balance sheets of ASHA CORPORATION (a Delaware Corporation) as of September 30, 1996 and 1997, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ASHA Corporation as of September 30, 1996 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP

Los Angeles, California
December 22, 1997

                         ASHA CORPORATION
                          BALANCE SHEETS
                   SEPTEMBER 30, 1996 AND 1997

                              ASSETS
                                             1996              1997
                                          -----------       -----------
CURRENT ASSETS:
 Cash and cash equivalents                $    13,581       $ 2,617,354
 Short-term investments                       247,548              --
 Accounts receivable                        1,089,955           898,006
 Prepaid expenses and other                    64,819            73,856
                                          -----------       -----------
       Total current assets               $ 1,415,903         3,589,216
                                          -----------       -----------
PROPERTY AND EQUIPMENT, at cost, net of
 accumulated depreciation and amortization    203,480           192,273

INVESTMENT IN AFFILIATE                       600,491           609,557
                                          -----------       -----------
                                          $ 2,219,874       $ 4,391,046
                                          -----------       -----------

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Short-term borrowings                    $   275,000       $        --
 Accounts payable                             102,262           114,843
 Accrued liabilities                          108,985           130,623
                                          -----------       -----------
        Total current liabilities             486,247           245,466
                                          -----------       -----------

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY:
 Preferred stock, $.001 par value
  Authorized - 10,000,000 shares:
   no shares issued or outstanding                 --                --
 Common stock, $.00001 par value:
  Authorized - 20,000,000 shares
  Issued and outstanding - 7,076,217
   shares in 1996 and 8,651,393 shares
   in 1997                                         71                87
 Additional paid-in capital                 5,926,456        11,247,348
 Accumulated deficit                       (4,110,993)       (7,019,948)
 Less: Treasury stock, at cost                (81,907)       (   81,907)
                                          -----------       -----------
                                            1,733,627         4,145,580
                                          -----------       -----------
                                          $ 2,219,874       $ 4,391,046
                                          -----------       -----------

The accompanying notes are an integral part of these balance sheets.

                         ASHA CORPORATION
                     STATEMENTS OF OPERATIONS
         FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1997

                                               1996           1997
                                           -----------    -----------
REVENUES:
   License and right of refusal            $ 1,315,000    $ 1,000,000
   Contract and other services                 395,898        295,131
                                            ----------    -----------
                                             1,710,898      1,295,131
                                            ----------    -----------
OPERATING EXPENSES:
   Research and development                  1,044,873      1,187,411
   Officers  salaries                          480,900        358,537
   Legal and accounting                         97,149        251,458
   Patent application                           45,537         28,338
   Taxes and licenses                          136,076         36,469
   General and administrative                  870,529      1,122,752
   Depreciation and amortization                75,472         58,933
                                            ----------     ----------
                                             2,750,536      3,043,898
                                            ----------     ----------
     Loss from operations                   (1,039,638)    (1,748,767)

OTHER INCOME (EXPENSE) :
   Loss from investment in affiliate          (886,592)      (861,257)
   Interest income                             117,322         47,698
   Interest expense                             (2,614)      (358,744)
   Gain on sale of short-term investments            -         12,915
                                             ---------    -----------
                                              (771,884)    (1,159,388)
                                             ---------    -----------
     Loss before provision for
       income taxes                         (1,811,522)    (2,908,155)

PROVISION FOR INCOME TAXES                         800            800
                                           -----------    -----------
NET LOSS                                   $(1,812,322)   $(2,908,955)
                                           -----------    -----------
NET LOSS PER COMMON SHARE                  $      (.26)   $      (.39)
                                           -----------    -----------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                7,057,635      7,492,454
                                           -----------    -----------

The accompanying notes are an integral part of these financial statements

                         ASHA CORPORATION
                STATEMENTS OF STOCKHOLDERS  EQUITY
         FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1997

                                             Additional
Total
                             Common Stock     Paid-in   Accumulated Treasury
Stockholders
                            Shares   Amount   Capital     Deficit     Stock
Equity
                           --------- ------  ---------- ----------- ---------
-----------
BALANCE,
 September 30, 1995         6,891,837  $ 69  $5,139,936 $(2,298,671) $(42,163)
$2,799,171

 Issuance of common stock
 for cash                     181,818     2     749,998          --        --
  750,000

 Issuance of common stock,
 due to exercise of stock
 options                        8,921    --      36,522          --        --
   36,522

 Retirement of common stock
 for treasury                  (6,359)   --          --          --   (39,744)
  (39,744)

 Net loss                          --    --          --  (1,812,322)       --
(1,812,322)
                            ---------  ----  ---------- -----------  --------
-----------
BALANCE,
 September 30, 1996         7,076,217    71   5,926,456  (4,110,993)  (81,907)
1,733,627

 Public offering of common
 stock, net of related
 expenses                   1,437,500    14   4,616,377          --        --
4,616,391

 Issuance of common stock,
 due to exercise of stock
 options                       73,386     1     287,378          --        --
  287,379

 Fair value of common stock
 issued in connection with
 the sale of units             64,290     1     224,999          --        --
  225,000

 Fair value of warrant
 issued to a bank                  --    --      40,000          --        --
   40,000

 Consultant expense incurred
 in connection with issuance
 of stock options                  --    --     152,138          --        --
  152,138

 Net loss                          --    --          --  (2,908,955)       --
(2,908,955)
                            ---------   --- -----------  ----------  --------
-----------
BALANCE,
 September 30, 1997         8,651,393   $87 $11,247,348 $(7,019,948)
$(81,907)$(4,145,580)
                            ---------   --- ----------- -----------  --------
----------

The accompanying notes are an integral part of these financial statements.

                         ASHA CORPORATION
                     STATEMENT OF CASH FLOWS
         FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1997

                                                       1996           1997
CASH FLOWS FROM OPERATING ACTIVITIES:              ------------   ------------
   Net loss                                        $(1,812,322)   $(2,908,955)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Interest expense in connection with
         issuance of common stock and stock warrant          -        265,000
       Commission expense relating to units                  -        101,000
       Consultant expense relating to issuance of
         stock options                                       -        152,138
       Depreciation and amortization                    75,472         58,933
       Accrued interest on long-term receivable        (62,057)             -
       Loss on investment in affiliate                 886,592        861,257
       Gain on sale of short-term investments                -        (12,915)
       Changes in operating assets and liabilities:
         Accounts receivable                         1,425,719        191,949
         Prepaid expenses and other                     23,177         (9,037)
         Accounts payable                               27,539         12,581
         Accrued liabilities                           (18,647)        21,639
                                                    ----------    -----------
       Net cash provided by (used in)
         operating activities                          545,473     (1,266,410)
                                                    ----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of short-term investments                 (247,548)             -
   Proceeds from sale of short-term investments              -        260,463
   Additions to property and equipment                (131,545)       (58,678)
   Investment in affiliate                          (1,057,381)      (859,372)
                                                    ----------      ---------
     Net cash used in investing activities          (1,436,474)      (657,587)
                                                    ----------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) under line of
     credit agreement                                  190,000       (275,000)
   Due to related party                                (45,000)             -
   Proceeds from issuance of common stock              750,000      4,616,391
   Proceeds from exercise of stock options              36,522        287,379
   Proceeds from sale of units                               -        799,000
   Repayment of notes relating to units                      -       (900,000)
   Repayment of receivable through
     retirement of common stock                        (39,744)             -
                                                    ----------      ---------
       Net cash provided by financing
         activities                                    891,778      4,527,770
                                                    ----------      ---------
   Net increase in cash and cash equivalents               777      2,603,773

   Cash and cash equivalents at beginning of year       12,804         13,581
                                                    ----------     ----------
   Cash and cash equivalents at end of year         $   13,581     $2,617,354
                                                    ----------     ----------

The accompanying notes are an integral part of these financial statements

                         ASHA CORPORATION
                  NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1997

1.    THE COMPANY

ASHA Corporation (the Company) is incorporated in the State of Delaware. The Company's operations include the design, development and marketing of automobiles, automobile components and accessories. Manufacturing and distribution are expected to be contracted to other companies through licensing, joint venture or other arrangements. During fiscal 1996 and 1997, all of the Company's revenues were related to its GERODISC product. The GERODISC is an automated hydromechanical traction control device.

Management is continuing its marketing and development activities with the goal of generating revenue through prototype and product development and the eventual sale or license of its products.

2.    BUSINESS RISKS AND FUTURE OPERATION

Management believes that continuation of its marketing and product development efforts will produce increasing revenue. Management also believes it will be able to generate sufficient funds through the issuances of debt or equity to sustain operations until revenues are sufficient to sustain operations.
During fiscal 1996, the Company raised approximately $787,000 through the sale of common stock. In fiscal 1997, the Company received approximately $4,904,000 in net proceeds from the sale of its common stock through a public offering and the exercise of stock options. Also, effective January 1998, the Company entered into a new license agreement with a customer under which the Company will receive a license fee of $5,100,000. The customer has agreed to pay 50 percent of the license fee in January 1998 and 50 percent in January 1999 (see Note 12).

The Company is subject to numerous business risks at this stage of its development. These risks include, but are not limited to, the Company's accumulated deficit and recent operating losses, the uncertainty of market acceptance of the Company's GERODISC product into the U.S. automotive industry, the dependence upon primarily one product (GERODISC), potential competition and the uncertainty of doing business in China.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         RESEARCH AND DEVELOPMENT

Costs associated with developing and testing new concepts and designs are expensed as incurred. All research and development and patent acquisition costs have been expensed through September 30, 1997.

     SIGNIFICANT CUSTOMERS

During fiscal 1997, revenues from one customer (see Note 4) represented 79 percent of the Company's total revenues. At September 30, 1997, receivables from another customer accounted for 99 percent of the Company's accounts receivable balance.

During fiscal 1996, revenues from one customer (see Note 4) represented 75 percent of the Company's total revenues. At September 30, 1996, a receivable from another customer accounted for 82 percent of the Company's accounts receivable balance.

     CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     SHORT-TERM INVESTMENTS

The Company accounts for its investments in debt and equity securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As defined by the new standard, the Company has classified its investments as "trading securities". The investments are recorded at cost, which approximated their market values at September 30, 1996. All of the Company's investments were sold in fiscal 1997. A gain of $12,915 was recorded on the sales.

     INVESTMENT IN AFFILIATE

Investment in affiliate is accounted for on the equity method (see Note 6). Foreign currency gains and losses resulting from transactions with the affiliated company are included in results of operations.

     PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed on straight-line and accelerated methods over estimated useful lives of five to seven years.

     STATEMENTS OF CASH FLOWS

Cash paid for income taxes was approximately $28,000 in 1996 and $800 in 1997. Cash paid for interest was approximately $2,600 in 1996 and $94,000 in 1997.

     NET LOSS PER COMMON SHARE

Net loss per common share amounts are based on the weighted average number of shares of common stock outstanding during the related periods. The effect of dilutive common share equivalents is not included in the net loss per common share calculations for fiscal years 1996 and 1997.

4.   LICENSING AND RIGHT OF FIRST REFUSAL AGREEMENTS

In August 1993, the Company entered into a licensing agreement with New Venture Gear, Inc. (NVG) to manufacture and market one of its products (the GERODISC). During fiscal 1996, the Company received $450,000 under the agreement. The agreement also calls for the Company to receive a royalty for each unit produced under the agreement. Through September 30, 1997, no royalties had been earned under the agreement.

In December 1994, the Company and NVG amended the license agreement to provide that in the event NVG is awarded a production program by a major original equipment manufacturer (OEM), NVG will pay $1,000,000 to the Company at the beginning of the first model year of production, in addition to the amounts discussed above. On December 24, 1994, NVG was awarded a production program with a major OEM, with the first model year scheduled to begin in August 1997. In May 1997, due to a marketing decision implemented by the major OEM, the first model year of production was revised to begin in July 1998, rather than in August 1997. The decision was effected to introduce the Company's GERODISC product into the 1999 model year, which has significantly more units scheduled to be produced than for the 1998 model. The $1,000,000 was recognized as revenue in fiscal 1995 as the amount will be paid irrespective of any units ever being produced and with no further performance required on the part of the Company. At September 30, 1996 and 1997, this receivable is included in accounts receivable at its discounted present value of $891,401 and $885,995, respectively.

On December 29, 1994, the Company entered into an agreement with DANA Corporation in which the Company licensed DANA the right to manufacture and market GERODISC. The license agreement provides for a licensing fee of $2,000,000, of which $1,000,000 was paid in February 1995 and $1,000,000 was paid in January 1996. In addition, the Company will receive a royalty on each unit produced under the agreement. Through September 30, 1997, no royalties had been earned under the agreement.

In November 1995, the Company and Hall Racing entered into an agreement for the 1996 IndyCar racing season. The November 1995 agreement requires Hall Racing to pay $65,000 for the right to use GERODISC on an exclusive basis for the 1996 racing season. This amount has been recorded as revenue in fiscal 1996.

In October 1995, the Company and Steyr-Daimler-Puch Fahrzeugtechnik, GmbH, (Steyr) entered into an option agreement to use GERODISC applications. In fiscal 1996, Steyr paid $100,000 for the option. This amount has been recorded as revenue in fiscal 1996. In March 1997, the Company entered into an agreement with Steyr in which the Company licensed Steyr the right to manufacture and market GERODISC. The license agreement provides for a licensing fee of $1,000,000, all of which was paid in fiscal 1997. The $1,000,000 was recorded as license revenue in fiscal 1997 as the license fee was solely for the right to manufacture and market the product and there was no further performance required on the part of the Company.

On November 1, 1995, the Company entered into an option agreement with American Axle and Manufacturing, Inc., which granted American Axle an eighteen month option to acquire non-exclusive licenses for up to three different applications world-wide. The agreement also calls for the Company to receive a royalty on each unit produced under the agreement. In November 1995, American Axle paid $1,150,000 for the option. As of September 30, 1997, no royalties had been earned under the agreement.

PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 1996 and
1997:
                                                    1996        1997
                                                  --------    --------
       Vehicles                                   $ 70,378    $ 70,378
       Furniture and fixtures                      103,284     103,284
       Machinery and equipment                     320,705     379,383
       Leasehold and improvements                   35,667      35,667
                                                  --------    --------
                                                   530,034     588,712
       Accumulated depreciation and
         amortization                             (326,554)   (396,439)
                                                  --------    --------
                                                  $203,480    $192,273
                                                  --------    --------
6.   INVESTMENT IN AFFILIATE

On August 11, 1994, the Company entered into a joint venture agreement with TAISUN Automotive Pte. Ltd., a Singapore corporation, which is 85 percent owned by a principal shareholder of the Company. The joint venture is operated through ASHA-TAISUN Pte. Ltd. (ASHA-TAISUN), a Singapore corporation, which is owned 50 percent by the Company and 50 percent by TAISUN Automotive Pte. Ltd. The purpose of this joint venture is for the licensing of the Company's GERODISC technology in China and Malaysia and for the development of an automotive industry for China and Southeast Asia.

ASHA-TAISUN is a holding company, which through its 85 percent-owned subsidiary, Jiaxing Independence Auto Design and Development Co., Ltd. (Jiaxing Auto), is developing automobile manufacturing facilities in Jiaxing, China. In December 1997, ASHA-TAISUN increased its ownership interest to 95 percent.

The Company has recorded its investment in ASHA-TAISUN at its invested capital contributions less its share of the operating losses in fiscal years 1996 and 1997 of $886,592 and $861,257, respectively.

The following is summarized financial information of ASHA-TAISUN as of, and for the years ended, September 30, 1996 and 1997:
                                                    1996          1997
                                                -----------   ------------
       Assets                                   $ 1,201,607   $ 1,225,669
       Liabilities                                     (625)       (6,536)
       Shareholders  Equity                       1,200,982     1,219,133
       Net Loss                                 $(1,773,184)  $(1,722,514)

7.   SHORT-TERM BORROWINGS

Through October 1997, the Company had entered into a line of credit agreement with a bank under which the Company could borrow up to $500,000. At September 30, 1996, $275,000 was outstanding on the line. The line expired in November 1996.

In November 1996, the Company renewed its line of credit agreement with the same bank through November 1997. Under the revised terms, the Company may borrow up to $750,000 at the prime rate (8.5 percent at September 30, 1997) plus 1.5 percent. The line is secured by essentially all assets of the Company. At September 30, 1997, no amounts were outstanding on the line. In connection with the renewal, the Company issued a warrant to the bank to purchase up to 18,750 shares of the Company's common stock at $4.00 per share. The fair value of the warrant ($40,000) was amortized as interest expense in fiscal 1997. The Company expects to renew its line of credit for an additional year in early 1998.

8.   EQUITY TRANSACTIONS

     PUBLIC OFFERING

In June 1997, the Company completed a public offering of its common stock. The Company sold 1,437,500 shares at a price of $4.00 per share. The gross and net proceeds relating to the offering were $5,750,000 and $4,616,391, respectively. In connection with the offering, the Company issued to the representatives of the underwriter a warrant to purchase up to 125,000 shares of common stock at $5.00 per share. The warrant is exercisable beginning in June 1998 and expires in June 2002.

In January 1997, in connection with the public offering, the Company received net proceeds of approximately $799,000 from the sale of units, each of which consisted of a promissory note and one share of common stock. In connection with the financing, the Company issued 64,290 shares of its common stock (with a fair value of approximately $225,000) and incurred $900,000 of debt. The fair value of the stock was amortized as interest expense during fiscal 1997. The notes were repaid in fiscal 1997 from the proceeds of the public offering.

     SALE OF COMMON STOCK FOR CASH

On November 2, 1995, the Company sold 181,818 shares of its common stock for $750,000 in cash to the majority shareholder of TAISUN Automotive Pte. Ltd.

     STOCK OPTION PLANS

In August 1993, the Company's Board of Directors approved the 1993 Nonqualified Stock Option Plan in which any employee, officer, director or consultant that the Board, in its sole discretion, designates is eligible to participate. At September 30, 1997, no options were outstanding under this plan.

In May 1994, the Company granted an option to a consultant to purchase up to 11,765 shares of its common stock at the exercise price of $1.28 per share. The option was exercised in October 1997.

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

In July 1997, the Company granted, under no specific plan, an option to a consultant to purchase up to 93,100 shares of its common stock at the exercise price of $4.375 per share. The options vest at the rate of 2,100 per month plus 17,500 at the date of grant.

In August 1997, the Company granted, under the 1994 Plan, an option to another consultant to purchase 35,000 shares of its common stock at the exercise price of $5.125 per share. The options vest at the date of grant.

A summary of the status of the Company's outstanding stock options at September 30, 1996 and 1997 and changes during the years then ended is as follows:
                                     1996                     1997
                               -------------------     -------------------
                                         Wtd. Avg.               Wtd. Avg.
                                Shares   Ex. Price      Shares   Ex. Price
Outstanding at beginning       --------  ---------     --------  ---------
  of year                        82,114   $ 3.62        270,356   $ 4.18
Granted                         198,402     4.40        541,986     4.05
Exercised                        (8,921)    4.01        (73,386)    3.91
Forfeited                        (1,239)    4.00        (10,414)    4.03
                                -------   -------       -------   -------
Outstanding at end of year      270,356   $ 4.18        728,542   $ 4.05
                                -------   -------       -------   -------
Exercisable at end of year      270,356   $ 4.18        659,242   $ 4.06
                                -------   -------       -------   -------
Weighted average fair value
  of options granted                      $  1.97                 $ 1.87
                                          -------                 -------

The Company accounts for its 1994 Stock Option Plan under the provisions of APB Opinion No. 25, under which no compensation cost has been recognized for the employee and director stock option awards. The Company follows the disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." Had compensation cost for the stock option awards been determined consistent with SFAS 123, the Company's net loss and loss per common share amounts would have been increased to the following pro forma amounts for the years ended September 30, 1996 and 1997:
                                                 1996           1997
                                             -----------    -----------
       Net loss        As Reported           $(1,812,322)   $(2,908,955)
                       Pro Forma              (2,205,390)    (3,630,445)

       Net loss per    As Reported           $      (.26)   $      (.39)
         common share  Pro Forma                    (.31)          (.48)

Under the provisions of SFAS 123, options granted to non-employees are excluded from the pro forma disclosure requirements and must be recorded as an expense at fair value in the accompanying statements of operations. During fiscal 1997, the Company recorded consulting expense of $152,138 in connection with stock options granted to two non-employees. Because the SFAS 123 method of accounting has not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of each option grant is estimated on the date of grant using an option pricing model with the following weighted-average assumptions used for grants in 1996 and 1997: risk-free interest rates of 5.6 to 7.0 percent; no expected dividend yield; expected life of three years; expected volatility of approximately 60 percent.

     STOCK WARRANTS

A summary of warrant activities for the year ending September 30, 1997 is as follows (no warrants were issued prior to fiscal 1997):

                                             Shares        Price
                                            --------    -------------
       Balance, September 30,1996                  -    $      -

         Granted                             143,750     4.00 to 5.00
         Exercised                                 -           -
         Canceled                                  -           -
                                             -------    -------------
Balance, September 30,1997                   143,750    $4.00 to 5.00
                                             -------    -------------

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

A balance of 45,523 shares are available for issuance under this plan at September 30, 1997. No stock has been issued under this plan since fiscal 1990.

     DIRECTOR STOCK COMPENSATION PLAN

In June 1994, the Company's Board of Directors approved a Director Stock Compensation Plan and have reserved 20,000 shares of the Company's common stock for issuance in exchange for services provided to the Company outside of their regular duties as directors. All members of the Board of Directors will be eligible to receive shares under the plan. A balance of 10,000 shares are available for issuance under this plan at September 30, 1997. No shares have been issued since fiscal 1994.

9.   INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109.

Deferred income tax assets or liabilities are computed based on the temporary difference between the financial statement and income tax basis of assets and liabilities using the statutory marginal income tax rate in effect for the year in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period.

The components of the net deferred income tax asset at September 30, 1996 and 1997 are as follows:
                                                 1996         1997
                                              ----------   ----------
       Loss in investment in affiliate        $  587,534   $  946,371
       Capitalized research and
         development costs                       174,007      271,281
       Net operating loss carryforwards          919,389    1,645,969
       Other, net                                 49,371       46,093
                                              ----------   ----------
       Less: Valuation reserve                 1,731,301    2,909,714
                                              (1,731,301)  (2,909,714)
                                              ----------   ----------
                                              $    -       $    -
                                              ----------   ----------

Realization of the net deferred income tax asset is dependent on generating sufficient taxable income during the periods in which temporary differences will reverse. Due to the Company's limited operating history and the uncertainty of long-term profitability, a valuation reserve equal to the deferred income tax asset has been recorded.

The provision for income taxes for the years ended September 30, 1996 and 1997 relates solely to the California minimum state tax.

There was no deferred provision for income taxes for the years ended September 30, 1996 and 1997.

A reconciliation of the provision for income taxes to the amount computed at the federal statutory rate for the years ended September 30, 1996 and 1997 is as follows:
                                            1996          1997
                                         ---------    ----------
       Federal income tax benefit at
         the statutory rate              $(615,917)    $(988,773)
       State taxes, net of
         federal benefit                       800           800
       Tax benefits not recognized         615,917       988,773
                                         ---------     ---------
                                         $     800     $     800
                                         ---------     ---------

The net operating loss carryforward as of September 30, 1997 for federal and state tax purposes is approximately $4,733,000 and $414,000, respectively, and expires beginning in 2003.

10.  COMMITMENTS

     LEASE COMMITMENTS

The Company leases its facility under an operating lease agreement with monthly payments of approximately $6,300 through January 1999. Rent expense under this agreement was approximately $68,000 for the years ended September 30, 1996 and 1997.

The Company also leases certain equipment under operating lease agreements that expire in April 2001.

Minimum future obligations under these agreements are as follows:

        Years ending September 30
        -------------------------
                 1998                                   $118,00
                 1999                                    68,000
                 2000                                    45,000
                 2001                                     7,000
                                                       --------
                                                       $238,000
                                                       --------
     EMPLOYMENT AGREEMENTS

In April 1995, the Company entered into a five-year employment contract with its Chief Executive Officer providing for an annual salary of $152,500, subject to annual review by the Board of Directors. In March 1997, the Company entered into two-year employment agreements with its President and Vice President of Sales and Marketing. Each employee is entitled to a salary of $90,000 per year. The President's agreement also provides that he is to be granted options to purchase 25,000 shares annually.

11.  401(k) PLAN

The Company has a 401(K) Plan under which all eligible employees may contribute up to 15 percent of their compensation. The Company matches contributions in the amount of 10 percent of all elective deferrals, and, at the Company's option, may contribute annually up to 15 percent of the total compensation of all eligible employees. During the years ended September 30, 1996 and 1997, the Company made $8,047 and $5,030, respectively, in matching contributions under this plan.

l2.  SUBSEQUENT EVENT

Effective January 1998, the Company entered into a new license agreement with NVG. This agreement expands NVG's license rights for GERODISC application to include certain axle and coupling applications. The agreement calls for a license fee for $5,100,000 and for the Company to receive a royalty for each unit produced under the agreement.

                                    SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ASHA CORPORATION

Dated: January 13, 1998          By /s/ John C. McCormack
                                    John C. McCormack, Chairman of the Board,
                                    President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     SIGNATURES                        TITLE                   DATE

/s/ John C. McCormack          Chairman of the Board,     January 13, 1998
John C. McCormack              President and Chief
                               Executive Officer and
                               Director

/s/ Steven E. Sanderson        Chief Financial Officer    January 13, 1998
Steven E. Sanderson            (Principal Financial and
                               Accounting Officer) and
                               Controller

___________________________    Director
Robert J. Sinclair

/s/ Lawrence Cohen             Director                   January 13, 1998
Lawrence Cohen

/s/ Nick P. Bartolini          Director                   January 13, 1998
Nick P. Bartolini

__________________________     Director
Erick E. Reickert