Form 10QSB
period 1997-12-31
ASHA CORP
filed 1998-02-17
CIK 789547

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period Ended December 31, 1997

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

                                (805) 683-2331
                          --------------------------
                          (Issuer's telephone number)

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes [ X ]   No [   ]

There were 8,663,158 shares of the Registrant's Common Stock outstanding as of December 31, 1997.

                         ASHA CORPORATION
                           FORM 10-QSB

                              INDEX
                              -----


Part I.  Financial Information

Item 1.  Financial Statements                                         Page

         Balance Sheets - December 31, 1997 and September 30, 1997     3-4

         Statement of Operations for the three month periods ended
         December 31, 1997 and 1996                                    5

         Statement of Cash Flows for the three month period ended
         December 31, 1997 and 1996                                    6-7

         Notes to Consolidated Financial Statements                    8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           9-11

Part II. Other Information and Signatures

         Signatures

                         ASHA CORPORATION
                          BALANCE SHEETS
             DECEMBER 31, 1997 AND SEPTEMBER 30, 1997

                                       December 31,        September 30,
                                          1997                  1997
                                       ------------        -------------
                                        (Unaudited)
ASSETS
  Current assets:
  Cash and cash equivalents             $1,961,721           $2,617,354
  Accounts receivable                    1,166,680              898,006
  Prepaid expenses and other                74,390               73,856

     TOTAL CURRENT ASSETS                3,202,791            3,589,216

  Property and equipment, at cost
   net of accumulated depreciation
   and amortization                        196,864              192,273

  Other Assets:
   Investments in affiliates               609,557              609,557
   Notes Receivable - NVA

     TOTAL OTHER ASSETS                    609,557              609,557

     TOTAL ASSETS                       $4,009,212           $4,391,046

The accompanying notes are an integral part of the financial statements

                         ASHA CORPORATION
                          BALANCE SHEETS
             DECEMBER 31, 1997 AND SEPTEMBER 30, 1997

                                         December 31,      September 30,
                                             1997               1997
                                         ------------       ------------
                                          (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
   Accounts payable                       $   148,870        $   114,843
   Accrued liabilities                        146,638            130,623

     TOTAL CURRENT LIABILITIES                295,508            245,466

  Stockholders' Equity:
   Preferred stock, $.0001 par value:
    Authorized - 10,000,000 shares,
    no shares issued or outstanding
   Common stock, $.00001 par value,
    Authorized - 20,000,000 shares
    Issued and outstanding - 8,663,158
    shares                                         87                 87
   Additional paid-in capital              11,262,349         11,247,348
   Accumulated deficit                     (7,466,825)        (7,019,948)
   Less: Treasury Stock at Cost            (   81,907)        (   81,907)

     TOTAL STOCKHOLDERS' EQUITY             3,713,704          4,145,580

                                           $4,009,212         $4,391,046

The accompanying notes are an integral part of the financial statements.

                         ASHA CORPORATION
                     STATEMENT OF OPERATIONS
      FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

                                          December 31,      December 31,
                                             1997               1996
                                          ------------       -----------
REVENUES:
Contract and other services                $   440,392       $    52,212

                                               440,392            52,212

OPERATING EXPENSES:
  Research and development                     294,929           256,899
  Officers' salaries                           105,748           106,300
  Legal and accounting                          79,638            59,301
  Patent application                             --                1,124
  Taxes and licenses                            16,505            17,896
  General and administrative                   251,749           196,692
  Depreciation and amortization                 20,884            16,894

                                               769,453           655,106

     (Loss) income from operations            (329,061)         (602,894)

OTHER INCOME (EXPENSES):
  Loss from investments in affiliates         (180,616)         (108,606)
  Interest income                               63,193            29,902
  Interest expense                            (    394)         ( 10,182)

                                              (117,817)         ( 88,886)

     (Loss) income before provision for
      income taxes                            (446,878)         (691,780)

PROVISION FOR INCOME TAXES                        --                --

NET (LOSS) INCOME                             (446,878)         (691,780)

NET (LOSS) INCOME PER COMMON SHARE            (   .052)         (   .098)

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                8,674,156         7,074,673

The accompanying notes are an integral part of the financial statements

                         ASHA CORPORATION
                     STATEMENT OF CASH FLOWS
      FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

                                         December 31,        December 31,
                                             1997                1996
                                         ------------        -----------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net income (loss)                       $(446,878)          $(691,780)
  Adjustments to reconcile
   net income (loss) to net
   cash provided by (used in)
   operating activities:
    Depreciation and amortization            20,884              16,894
    Accrued interest on long-term
     receivable                            ( 33,743)           ( 29,617)
    Gain on sale of equipment
    Loss on investment in affiliate         180,616             108,606
  Changes in assets and liabilities:
   Decrease (increase) in:
    Accounts receivable                    (234,931)             14,405
    Prepaid expenses and other             (    534)             54,780
   Increase (decrease) in:
    Accounts payable                         34,027              78,551
    Accrued liabilities                      16,015              97,590

      Net cash (used in) provided
       by operating activities             (464,544)           (350,571)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments           --                   --
  Additions to property and equipment      ( 25,474)                --
  Investment in affiliate                  (180,616)           (217,213)

     Net cash (used in) investing
      activities                           (206,090)           (217,213)

The accompanying notes are an integral part of the financial statements.

                         ASHA CORPORATION
                     STATEMENT OF CASH FLOWS
      FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                           (CONTINUED)

                                          December 31,      December 31,
                                             1997               1996
                                          ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowing (repayments) under
   credit agreements                       $     --          $  556,163
Proceeds from issuance of common stock         15,001              --

     Net cash provided by financing
      activities                               15,001           556,163

Net (decrease) increase in cash and
  cash equivalents                           (655,633)         ( 11,621)

Cash and cash equivalents at beginning
  of period                                 2,617,354            13,581

Cash and cash equivalents at end of
  period                                    1,961,721             1,960

The accompanying notes are an integral part of the financial statements.

                         ASHA CORPORATION
            NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The financial statements included herein have been prepared by ASHA Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading; however, it is suggested that these financial statements and the accompanying notes be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATION

The following should be read in conjunction with the attached Financial Statements and Notes of the Company.

The following discussion contains forward-looking statements that involve a number of risks and uncertainties. While this outlook represents the Company's current judgment in the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Factors that could causae results to differ materially from those projected in the forward-looking statements include: market acceptance of both Gerodisc and the world car, variability of quarterly operations, dependence on management, competition, political and economic risks of doing business in China, and the bureaucratic nature of the automobile industry.

THREE MONTHS ENDED DECEMBER 31, 1997 VERSUS THREE MONTHS ENDED DECEMBER 31,
1996

During the three months ended December 31, 1997, the Company had revenue of approximately $440,392 as compared to approximately $52,212 during the corresponding period last year. The increase was due to additional contract services to develop prototypes for licensees. During the quarter ended December 31, 1997 the Company was extensively involved in tier one and OEM testing of its Gerodisc technology. The testing and extensive prototype development is progressing toward production. On January 5, 1998, the Company entered into an additional license agreement with New Venture Gear, a tier one supplier.

Operating expenses for the three months ended December 31, 1997, increased by approximately $114,000 over the prior period, primarily due to increased general and administrative expenses. Approximately $17,000 of the increase is related to the company's heightened public relations effort. Also, the corporation acquired a "key-man" insurance policy at a cost of $15,000 on certain officers. The policy premium was not in effect in the prior year. Consulting fees increased approximately $22,000 in the three months ended December 31, 1997 due to studies the Company had completed concerning the global marketability of its Gerodisc product and world car project. Research and development expenses increased by approximately $38,000 as a result of the Company's increased support of its European based new licensee, and substantial travel related to its racing program. Legal and accounting expenses increased by approximately $20,000 as a result of increased audit fees associated with the Company's foreign operation and legal review.

The Company recorded a loss of approximately $(181,000) on its investment in the ASHA-TAISUN Joint Venture during the three months ended December 31, 1997 as compared to a loss on its investment of approximately $(108,606) in the comparable quarter last fiscal year. The Company has a 50% ownership interest in the Joint Venture. Management has opted to be conservative and consistent with the fiscal year ended September 30, 1997 accounting method and write the investment off as incurred. During the three months ended December 31, 1996 the Company only wrote off 50% of its investment and held 50% of the investment on the balance sheet in anticipation of pending current production. The actual expenses associated with the China operation have been reduced by approximately $37,000 ($108,606 capitalized and $108,607 expensed in 1996 totaling $217,213) less ($180,616 expensed in 1997) for the three months ended December 31, 1997 as compared to December 31, 1996. The continued loss was due to the fact that the Joint Venture has not generated any revenue.

The decreased net (loss) of $(446,878) for the three months ended December 31, 1997, compared to a net (loss) of $(691,780) during the three months ended December 31, 1996 was directly attributed to the increased revenues from in contract services in the most recent period.

Liquidity and Capital Resources

As of December 31, 1997, the Company had a positive working capital of approximately $2,907,000 compared to positive working capital of approximately $3,344,000 at September 30, 1997. The decrease was due to the net operating loss the company recorded in the quarter ended December 31, 1997. The Company's working capital is primarily attributed to the proceeds of the public offering that the Company completed in July of 1997.

In November 1996, the Company obtained an increase in its credit line from Montecito Bank & Trust from $500,000 to $750,000. As of December 31, 1997 the entire credit line of $750,000 was paid down to zero. The credit line is under negotiation to be renewed. Amounts under the credit line bear interest at the prime rate plus 1.5% and the credit line is renewable on an annual basis. As of February 10, 1997, the annual rate of interest for the credit line was 10%. Montecito Bank has verbally agreed to extend this credit line for one year and management does not anticipate a problem in obtaining an approval in February of 1998.

On January 5, 1998, the Company signed a license agreement with New Venture Gear, a major tier one supplier. The agreement called for a $5,100,000 fee payable in two equal installments due respectively on January 31, 1998 and January 31, 1999. The Company received the first installment of $2,550,000 on January 31, 1998 as per the payment schedule.

With the cash from the NVG license and the remaining proceeds of the public offering, the Company believes it will have sufficient liquidity to maintain continued operations for the next twelve months.

Operating activities for the three months ended December 31, 1997 used $(464,544) of net cash as compared to $(350,571)of cash used in the three months ended December 31, 1996. The increase in cash used in operating activities was primarily due to the substantial increase in Accounts Receivable for the current period as compared to a decrease in Accounts Receivable for the prior period. The net (loss) of $(446,878) for the three months ended December 31, 1997, as compared to a net loss of $(691,780) for the comparable period in 1996 had a significant effect on operating cash activities.

Investing activities for the three months ended December 31, 1997 used $(206,090) of cash. Approximately $(181,000)was attributed to the investment in ASHA-Taisun joint venture as compared to $(217,213)in the corresponding period for the three months ended December 31, 1996. The reduction in expenditures for the Joint Venture is due to the fact that the transfer of technology is being shifted to the Chinese Operation, thus reducing staff and support expenses at the Santa Barbara location.

The decrease in cash was $(655,663) for the three months ended December 31, 1997 as compared to a decrease of $(11,621)for the three months ended December 31, 1996. The remaining proceeds from the public offering that closed in July of 1997 were the primary source of funds. The offering cash enabled the Company to provide working capital for its operating expenses for the most recent fiscal quarter. In the corresponding period last year, the Company relied primarily on its Bank credit line to fund operating expenses.

The Company expects to invest approximately $725,000 in the Joint Venture and its ABC technology for the year ending September 30, 1998. The expenditures are for extensive dynamic evaluation and testing of the Chinese pre-production vehicles. Limited production is expected to start at the completion and evaluation of the tests.

The Company also will to continue to develop its ABC technology. The manufacturing process is based on the ability to manufacture very precise space frames made of thin-wall stainless steel tubing which requires a low tooling investment. The stainless steel tubing requires no welding to assemble Complete Knock Down Kits (CKD). The CKD assembly process requires only a limited amount of electrical power and relies on natural gas which is abundant in many third world countries.

The Joint-Venture expects to produce up to 10,000 vehicles annually, some of which are complete vehicles and some CKD kits all at the same facility. A CKD kit includes all of the components for one vehicle.

The Joint-Venture also expects to export the CKD kits of the taxi to assemblers in other countries in Southeast Asia, where the vehicle will be assembled and sold outside of China. However, recent economic events in Southeast Asia could adversely effect such a strategy.

The Company has built the production tooling and molds for the joint venture at its Santa Barbara facility. The Jiaxing facility is currently building 15 pre-production units. These units will undergo various dynamic tests to proof durability and performance. JIAD then intends to build up to 1,000 production units by December 1998. These units will be used for limited sale and to further test for performance and durability.

The Company has also had discussions with representatives of the Philippine government regarding the development of a sport utility vehicle. However, recent economic events in Asia have caused delays. The significance and duration of these delays are difficult to determine at this time.

                   PART II.  OTHER INFORMATION

 ITEM 1.LEGAL PROCEEDINGS.  None.

 ITEM 2.CHANGES IN SECURITIES.  During the quarter ended December 31,
1997, the Company issued securities in a transaction which was not registered under the Securities Act of 1933, as amended (the "Act"), as follows:

     During the quarter ended December 31, 1997, the Company issued
11,765 shares of its Common Stock in a private transaction to Mark Depew, a consultant to the Company, upon the exercise of an option for $15,000 in cash. With respect to this sale, the Company relied on Section 4(2) of the Act. The Purchaser is a sophisticated investor and represented that he was purchasing the shares for investment only and not for the purpose of resale or distribution. The appropriate restrictive legend was placed on the certificate and stop transfer instructions were issued to the transfer agent.

 ITEM 3.DEFAULTS UPON SENIOR SECURITIES.  None.

 ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

 ITEM 5.OTHER INFORMATION.  None.

 ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K.  None.

                                 SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ASHA CORPORATION


Date:  February 17, 1998            By /s/ John C. McCormack
                                       John C. McCormack, President

                                    By /s/ Steve Sanderson
                                       Steve Sanderson, Chief Financial
                                       Officer

                              EXHIBIT INDEX
EXHIBIT                                               METHOD OF FILING
-------                                        ------------------------------
  27.     Financial Data Schedule               Filed herewith electronically