Form 10QSB
period 1998-03-31
ASHA CORP
filed 1998-05-14
CIK 789547

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period Ended March 31, 1998

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

There were 8,667,358 shares of the Registrant's Common Stock outstanding as of March 31, 1998.

                              ASHA CORPORATION
                                 FORM 10-QSB

                                     INDEX
                                     -----
Part I.  Financial Information

Item 1.  Financial Statements                                          Page

         Balance Sheets - March 31, 1998 and September 30, 1997         3-4

         Statement of Operations for the three and six
         month periods ended March 31, 1998 and 1997                     5

         Statement of Cash Flows for the six month periods
         ended March 31, 1998 and 1997                                   6

         Notes to Financial Statements                                   7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            8-11

Part II. Other Information and Signatures                                12

         Signatures                                                      12

                         ASHA CORPORATION
                          BALANCE SHEETS
              MARCH 31, 1998 and SEPTEMBER 30, 1997

                                        March 31,           September 30,
                                          1998                  1997
                                       ------------         -------------
ASSETS                                  (Unaudited)
  Current assets:
  Cash and cash equivalents             $3,596,400           $2,617,354
  Accounts receivable-Trade              3,845,573              898,006
  Prepaid expenses and other               338,612               73,856

     TOTAL CURRENT ASSETS                7,780,585            3,589,216

  Property and equipment, at cost,
   net of accumulated depreciation
   and amortization                        299,507              192,273

  Other Assets:
   Investments in affiliates               609,557              609,557
   Deposits                                  1,497                  --

     TOTAL OTHER ASSETS                    611,054              609,557

     TOTAL ASSETS                       $8,691,146           $4,391,046

See accompanying notes to financial statements.

                         ASHA CORPORATION
                          BALANCE SHEETS
              MARCH 31, 1998 AND SEPTEMBER 30, 1997

                                           March 31,         September 30,
                                             1998               1997
                                         ------------        ------------
LIABILITIES AND STOCKHOLDERS' EQUITY      (Unaudited)
 Current liabilities:
   Accounts payable                       $   153,485        $   114,843
   Accrued vacation payable                   168,577                --
   Accrued liabilities                        124,476            130,623
   Insurance payable                           22,952                --
   Lease payable                                5,786                --
   Current portion of long term debt           48,230                --

     TOTAL CURRENT LIABILITIES                523,506            245,466

  Long term liabilities
   Note payable - net of current portion   $  248,513                 --

     TOTAL LONG TERM LIABILITIES              248,513                 --

     TOTAL LIABILITIES                        772,019            245,466

  Stockholders' Equity:
   Preferred stock, $.0001 par value:
    Authorized - 10,000,000 shares,
    no shares issued or outstanding
   Common stock, $.00001 par value,
    Authorized - 20,000,000 shares
    Issued and outstanding -
    8,667,358 shares at March 31, 1998
    and 8,651,393 at September 30, 1997            87                 87
   Additional paid-in capital              11,281,071         11,247,348
   Accumulated deficit                     (3,280,124)        (7,019,948)
   Less: Treasury Stock at cost            (   81,907)        (   81,907)

     TOTAL STOCKHOLDERS' EQUITY             7,919,127          4,145,580

     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                 $8,691,146         $4,391,046

See accompanying notes to financial statements.

                         ASHA CORPORATION
                     STATEMENT OF OPERATIONS
    FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1998 AND 1997

                                 For the three months     For the six months
                                    Ended March 31          Ended March 31
                                   1998        1997        1998       1997
                                ----------  ----------  ---------- ----------
REVENUES
License and right of refusal    $5,214,461  $1,000,000  $5,652,187 $1,000,000
Miscellaneous income, contract
  and other services                    --     119,883       2,666    172,095
                                ----------  ----------   ---------  ---------
   TOTAL REVENUE                 5,214,461   1,119,883   5,654,853  1,172,095

OPERATING EXPENSES
  Research and development         434,041     202,597     750,996    459,496
  Officer's salaries                95,487      99,593     201,236    205,893
  Legal and accounting              28,158      66,537      43,716    125,838
  Patent application                25,554      10,940      81,062     12,064
  Taxes and licenses                42,867      46,348      60,575     64,244
  Selling, General and
   administrative                  298,116     170,198     523,367    366,955
  Depreciation and amortization     14,952      16,894      33,098     33,788

   TOTAL OPERATING EXPENSES        939,175     613,107   1,694,050  1,268,278

   INCOME (LOSS) FROM OPERATIONS 4,275,286     506,776   3,960,803    (96,183)

OTHER INCOME (EXPENSES)
  Other income (expense)                --     (69,225)         --    (39,608)
  Investments in affiliate        (135,341)   (129,360)   (330,536)  (237,966)
  Interest income                   64,237       4,829     127,431      5,113
  Interest expense                 (13,859)   (145,174)    (14,253)  (155,357)

   TOTAL OTHER INCOME (EXPENSES)   (84,963)   (338,930)   (217,358)  (427,818)

   INCOME (LOSS) BEFORE
     PROVISION FOR INCOME TAX    4,190,323     167,846   3,743,445   (524,001)

   PROVISION FOR INCOME TAX          3,620          --       3,620         --
                                ----------    --------  ----------  ---------
   NET INCOME (LOSS)            $4,186,703    $167,846  $3,739,825  $(524,001)

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING             8,664,184   7,133,815   8,663,665  7,103,919

NET INCOME (LOSS) PER SHARE
     BASIC AND DILUTED                .483        .024        .432      (.074)

See accompanying notes to financial statements.

                         ASHA CORPORATION
                     STATEMENT OF CASH FLOWS
         FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1997

                                           March 31,         March 31,
                                             1998              1997
                                         ------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                               $3,739,825         $(524,001)
  Adjustments to reconcile
   net income (loss) to net
   cash provided by (used in)
   operating activities:
  Interest expense in connection
   with issuance of common stock
   and stock warrants.                             --           109,375
  Depreciation and amortization                39,792            33,788
  Revaluation of long-term
   receivables                                (65,212)           39,608
  Loss on investment in affiliate             330,537           237,966
  Changes in assets and liabilities:
   Decrease (increase) in:
    Accounts receivable                    (2,870,328)         (934,159)
    Prepaid expenses                         (277,982)            5,397
   Increase (decrease) in:
    Accounts payable                           38,449            46,798
    Accrued liabilities                       191,360            44,049
Net cash (used in) provided
       by operating activities              1,126,441          (941,179)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of short term investments                 --             237,561
  Additions to property and equipment        (145,928)             --
  Investment in affiliate                    (330,537)         (478,110)
Net cash (used in) investing
   activities                                (476,465)         (240,549)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowing (repayments) under
   credit agreement                           296,743           475,000
  Proceeds from issuance of common stock       32,326            16,890
  Net proceeds from sale of units                --             799,000
Net cash provided by financing
       activities                             329,069         1,290,890

Net (decrease) increase in cash and
   cash equivalents                           979,046           109,162

  Cash and cash equivalents at beginning
   of period                                2,617,354            13,581

  Cash and cash equivalents at end
   of period                               $3,596,400        $  122,743

See accompanying notes to financial statements.-6-

                         ASHA CORPORATION
            NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

PRESENTATION

The financial statements included herein have been prepared by ASHA Corporation without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make these financial statements not misleading; however, it is suggested that these financial statements and the accompanying notes be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

CONCENTRATION OF CREDIT RISK

As of March 31, 1998, accounts receivable from New Venture Gear represented
96.1 percent of accounts receivable. For the six months ended March 31, 1998 revenue from New Venture Gear represented 92.9 percent of revenue.

MARKETABLE SECURITIES

As of March 31, 1998, marketable securities consisted of 30 day interest bearing commercial notes with a yield of 5.46%.

INCOME TAX

Provisions for income taxes are minimal due to the utilization of net operating loss carryforwards.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following should be read in conjunction with the Company's Annual Report on Form 10-KSB and the attached Financial Statements and Notes of the Company.

The following discussion contains forward-looking statements that involve a number of risks and uncertainties. While this outlook represents the Company s current judgment in the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Factors that could cause results to differ materially from those projected in the forward-looking statements include: market acceptance of both Gerodisc and the World Car, variability of quarterly operations, dependence on management, competition, political and economic risks of doing business in China, and the bureaucratic nature of the automobile industry.

THREE MONTHS ENDED MARCH 31, 1998 VERSUS THREE MONTHS ENDED MARCH 31, 1997

During the three months ended March 31, 1998, the Company had revenue of $5,214,461 as compared to approximately $1,119,883 during the corresponding period last year. The increase was due to the signing of a $5,100,000 license agreement with New Venture Gear, a major tier one supplier. The agreement, signed on January 5, 1998, calls for a $5,100,000 fee payable in two equal installments due respectively on January 31, 1998 and January 31, 1999. During the quarter ended March 31, 1997 the company had signed a $1,000,000 license agreement with Steyr-Daimler-Puch-Fahrzeugtechnik.

Operating expenses for the three months ended March 31, 1998, as compared to the corresponding period last year increased by approximately $326,000. The addition of increased technical personnel and project management, to enhance the Gerodisc product accounted for approximately a $102,000 increase in salary expenses included in Research and Development for the most recent quarter as compared to March 31, 1997. Relocation and moving expenses associated with the hiring of the engineering staff accounted for $20,000 of the increase. General and Administrative expenses increased by approximately $128,000. Contractual employment agreement and separation expenses for the former CEO accounted for approximately $21,000 of the General and Administrative increase for the Quarter ended March 31, 1998 as compared to the Quarter ended March 31, 1997. Consulting fees increased by approximately $13,000 due to the Company's increased effort in the international market place. Additional accounting fees were incurred or accrued of approximately $10,000 relating to the Chinese operation. Investor mailings and stockholders expenses increased for the most recent period by $26,000, due to additional shareholders of record as a result of the public offering completed in July of 1997.

The company recorded a loss of approximately ($135,000) on its investment in the ASHA-TAISUN Joint Venture during the three months ended March 31, 1998. Management has elected to be consistent with it s current practice of writing off the investment in the Joint Venture as incurred. During the three months ended March 31, 1997 the company only wrote off 50% of its investment and held 50% of the investment on the balance sheet in anticipation of pending current production. The actual expenses associated with the China operation for the quarter ended March 31, 1998 were decreased by approximately $123,000 as compared to the quarter ended March 31, 1997. $129,360 was capitalized in 1997 and $129,360 was expensed in 1997 totaling $258,720, less $135,341 expensed for the three months ended March 31, 1998.

The net profit of $ 4,186,703 for the three months ended March 31, 1998 compared to a net profit of $167,846 during the year ended March 31, 1997. The increase was a result of the January 1998 $5,100,000 license agreement signed by New Venture Gear, a major tier one supplier. Revenue for the corresponding period last fiscal year was primarily due to the $1,000,000 license fee earned from Steyr, a large European automotive supplier.

Interest income was substantially higher for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The remaining proceeds from the Company's public offering in July 1997, coupled with the first installment of $2,550,000 from New Venture Gear on January 31, 1998 enabled the Company to earn interest of $64,237 for the most recent fiscal quarter, as compared to $4,829 interest earned for the period ending March 31, 1997.

Interest expense of $13,859 for the most recent quarter was substantially less than the $145,174 for the period ended March 31, 1997. The most significant interest item for the period ended March 31, 1998 was points and fees associated with the renewal of the Company's $750,000 credit line, and points and fees associated with a new $300,000 equipment note. Interest expense for the three months ended March 31, 1997 was due to interest paid and accrued on the Company's bank line of credit, the value of the warrants issued to the bank in connection with the line of credit, the value of stock issued as additional consideration in connection with a $900,000 bridge loan and accrued interest on the bridge loan.

SIX MONTHS ENDED MARCH 31, 1998 VERSUS SIX MONTHS ENDED MARCH 31, 1997

During the six months ended March 31, 1998, the Company had $5,654,853 in revenue compared to $1,172,095 in revenue during the corresponding prior year period. The increase in revenue was the result of an increase in license and contract service revenue relating to the signing of a $5,100,000 license agreement with New Venture Gear ,a major tier one supplier. During the six months ended March 31, 1997 the license revenue received was a $1,000,000 fee paid by Steyr-Daimler-Puch-Fahrzeugtechnik GMBH, a large European automotive supplier.

Operating expenses for the six months ended March 31, 1998, were approximately $426,000 greater than the corresponding prior year period. Research and development expenses increased by approximately $291,000 for the six months ended March 31, 1998 as compared to the corresponding six months ended March 31, 1997. The reasons for the increases are related to several factors. First, the New Venture Gear license agreement requires substantial prototype development. Expenses directly related to the NVG project increased material expenditures by $47,000 as compared to the corresponding period in the previous year.

Fabrication wages and overtime increased by approximately $60,000 from the previous corresponding period due to the contractual schedule of prototype development as specified in the New Venture Gear license agreement. Travel related to meet the contractual New Venture Gear prototype development schedule as well as continued support of the European licensees increased travel expenses by $36,000 for the six months ended March 31,1998 as compared to the six months ended March 31, 1997. Engineering salaries increased approximately $80,000 for the current fiscal period as compared to the previous period, due to the hiring of additional experienced engineering staff with expertise in project management. Expenses associated with relocation, benefits and moving of new research and development engineers were approximately $20,000.

Selling and General and Administrative expenses increased by approximately $156,000 for the six months ended March 31, 1998 as compared to the six months ended March 31, 1997. Expenditures associated with the contractual employment agreement and separation agreement for the former CEO accounted for approximately

$21,000. Consulting fees increased by approximately $13,000 due to the Company's increased effort in the international market place. Increased expenses associated with the shareholders meeting and mailings due to additional shareholders of record, and additional board members accounted for $37,000 of the increase. Rent increased by $12,000 due to an increase in rent expense for the sales office in Detroit. Salaries increased by $16,000 due to the addition of a network administrator. Increased travel expenses associated with additional board members and sales and marketing effort accounted for approximately $13,000. Approximately $40,000 of the increase is attributed to the Company's heightened public relations effort.

The Company recorded a net loss of $(330,536) from investment in affiliate during the six months ended March 31, 1998 as compared to a net loss of $(237,966) for the six months ended March 31, 1997. For the prior corresponding period the total investment was approximately $476,000 of which 50% was held on the balance sheet pending the start of production. Actual expenditures for the joint venture have decreased by approximately $146,000 ($476,000 less $330,000)as compared to the same period last year. The decrease is primarily due to the transfer of operational and production responsibility to the Chinese operation.

Interest income of $127,431 was substantially higher for the six months ended March 31, 1998 as compared to the interest income of $5,113 for the six months ended March 31, 1997. The remaining proceeds from the Company's public offering coupled with the first installment of $2,550,000 from New Venture Gear received January 31, 1998 enabled the Company to earn substantial interest for the first six months of the current fiscal year.

Interest expense of $14,253 for the six months ended March 31, 1998 was substantially less than the $155,357 paid for the six months ended March 31, 1997. The most significant interest item for the current period is points and fees associated with the renewal of the Company's $750,000 credit line and points and fees associated with a new $300,000 note to finance engineering hardware and software. Interest expense for the six months ended March 31,1997 was due to interest paid and accrued on the Company's bank line of credit, the value of the stock issued as additional consideration in connection with $900,000 bridge loan and accrued interest on the bridge loan.

The net income of $3,739,825 for the six months ended March 31, 1998 was substantially more than the net loss of $(524,001) for the six months ended March 31, 1997. The $5,100,000 revenue from the license agreement signed in the second quarter of the current fiscal year was the primary contributor to current year profits. For the corresponding period last year revenues were only $1,172,095. The Company anticipates the current licensing agreement to be sufficient to maintain a profit position for the fiscal year, however there are no assurances that any new licenses will be signed. Expenses for the second six months are not expected to increase substantially from the level for the first six months.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, the Company had a positive working capital of approximately $7,257,000 compared to positive working capital of approximately $3,344,000 at September 30, 1997. The increase was due to the net operating profit the Company recorded in the quarter ended March 31, 1998. The Company's working capital is primarily attributed to the $5,100,000 revenue recorded for the New Venture Gear license agreement and the remaining proceeds of the public offering that the Company closed in July of 1997.

On February 20,1998, the Company renewed its $750,000 credit line with Montecito Bank & Trust. As of March 31, 1998 the entire credit line of $750,000 was paid down to zero. Amounts under the credit line bear interest at the prime rate plus

1.0% and the credit line is renewable on an annual basis. As of May 4, 1998, the annual rate of interest for the credit line was 9.5%. On February 20, 1998 the Company negotiated a 60 month $300,000 long-term note to partially finance the acquisition of engineering Computer-Aided-Design software. Amounts under the note bear interest at the prime rate plus 1.0%. As of May 4, 1998 the annual rate of interest for the note is 9.5%. As of March 31, 1998, no amounts were outstanding on the line of credit.

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

Operating activities for the six months ended March 31, 1998 provided $1,126,441 of net cash as compared to $(941,179) cash used in the six months ended March 31, 1997. The increase in cash provided by operating activities was primarily due to the first installment of $2,550,000 from the New Venture Gear license agreement as compared to a increase in accounts receivable for the prior corresponding period. The net profit of $3,739,825 for the six months ended March 31, 1998, as compared to a net loss of $(524,001) for the comparable period in 1997 had an significant effect on year ended 1997 operating cash activities.

Investing activities for six months ended March 31, 1998 used $(476,465) of cash. Approximately $(330,000) was attributed to the investment in ASHA-Taisun joint venture as compared to $(478,110)in the corresponding period for the six months ended March 31, 1997. The reduction in expenditures for the joint venture is due to continuing transfer of production responsibility to the Chinese operation, thus reducing staff and support expenses at the Santa Barbara location.

The increase in cash was $979,046 for the six months ended March 31, 1998 as compared to a increase of $109,162 for the six months ended March 31, 1997. The increase in cash and cash equivalents was the initial installment of $2,550,000 from the New Venture Gear license agreement. In the corresponding period last year the company relied on its credit line and proceeds of the $900,000 bridge loan.

The Company expects to invest approximately $550,000 in its ABC technology for the year ended September 30, 1998. The expenditures are for the continuing development of the ABC technology and to technically support the Chinese factory in its testing of the pre-production vehicles. Limited production is expected to start at the completion and evaluation of the tests.

The Company plans to further refine the ABC technology and solicit potential licensees for their technology in second and third world niche markets.

The Chinese operation expects to eventually produce up to 10,000 vehicles annually. Original export expectations may be effected by recent economic events in Southeast Asia. The Company has completed its build of the production tooling and molds for JIAD. The Jiaxing facility have built 15 pre-production units. These units are undergoing various dynamic tests to prove durability and performance. Upon successful completion of such tests JIAD intends to commence production.

                             PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.  None.

ITEM 2.   CHANGES IN SECURITIES.  None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5.   OTHER INFORMATION.  None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

    (a)   EXHIHITS.  The following exhibit is filed herewith electronically:

          EXHIBIT 27       Financial Data Schedule

    (b) REPORTS ON FORM 8-K. The Company filed a Report on Form 8-K dated January 8, 1998, reporting information under Item 1 - Changes in Control of the Registrant and Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits.

                                 SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ASHA CORPORATION

Date:  May 14, 1998                 By /s/ John C. McCormack
                                       John C. McCormack, President

                                    By /s/ Steve Sanderson
                                       Steve Sanderson, Chief Financial
                                       Officer
                               -12-