Form 10QSB
period 1998-06-30
ASHA CORP
filed 1998-08-05
CIK 789547

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-QSB


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the quarterly period Ended June 30, 1998


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

There were 8,791,386 shares of the Registrant's Common Stock outstanding as of June 30, 1998.

                              ASHA CORPORATION
                                 FORM 10-QSB

                                     INDEX
                                     -----

Part I.  Financial Information

Item 1.  Financial Statements                                          Page

         Balance Sheets -June 30, 1998 and September 30, 1997          3-4

         Statement of Operations for the three and nine
         month periods ended June 30, 1998 and 1997                      5

         Statement of Cash Flows for the nine month periods
         ended June 30, 1998 and 1997                                    6

         Notes to Financial Statements                                   7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          8-12

Part II. Other Information and Signatures                            13-14

         Signatures                                                     14

                           ASHA CORPORATION

                             BALANCE SHEETS
                    JUNE 30, 1998 and SEPTEMBER 30, 1997


                                        June 30,           September 30,
                                          1998                  1997
                                       ------------         -------------
                                        (Unaudited)

ASSETS

  Current assets:
  Cash and cash equivalents             $3,329,061           $2,617,354
  Marketable Securities                      --                   --
  Accounts receivable-Trade              3,570,689              898,006
  Prepaid expenses and other                91,749               73,856

     TOTAL CURRENT ASSETS                6,991,499            3,589,216

  Property and equipment, at cost,
   net of accumulated depreciation
   and amortization                        600,633              192,273

  Other Assets:
   Investments in affiliates               609,557              609,557
   Deposits                                  4,499                  --

     TOTAL OTHER ASSETS                    614,056              609,557

     TOTAL ASSETS                       $8,206,188           $4,391,046














See accompanying notes to financial statements.

                              ASHA CORPORATION

                               BALANCE SHEETS
                     JUNE 30, 1998 AND SEPTEMBER 30, 1997

                                           June 30,         September 30,
                                             1998               1997
                                         ------------        ------------
                                          (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
   Accounts payable                       $    26,443        $   114,843
   Accrued vacation payable                   164,428            107,796
   Accrued liabilities                         35,455             15,419
   Insurance payable                           13,584                --
   Lease payable                                5,173              7,408
   Current portion of long term debt           48,230                --

     TOTAL CURRENT LIABILITIES                293,313            245,466

  Long Term liabilities
   Note payable - Net of current portion   $  308,637                 --

     TOTAL LONG TERM LIABILITIES              308,637                 --

     TOTAL LIABILITIES                        601,950            245,466

  Stockholders' Equity:
   Preferred stock, $.0001 par value:
    Authorized - 10,000,000 shares,
    no shares issued or outstanding
   Common stock, $.00001 par value,
    Authorized - 20,000,000 shares
    Issued and outstanding - 8,791,386
    shares at June 30, 1998 and
    8,651,393 at September 30, 1997                87                 87
   Additional paid-in capital              11,858,437         11,247,348
   Accumulated deficit                     (4,172,379)        (7,019,948)
   Less: Treasury Stock at cost            (   81,907)        (   81,907)

     TOTAL STOCKHOLDERS' EQUITY             7,604,238          4,145,580

     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                 $8,206,188         $4,391,046







See accompanying notes to financial statements.

                               ASHA CORPORATION

                           STATEMENT OF OPERATIONS
            FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1998 AND 1997

                                     For the 3 months     For the 9 months
                                      Ended June  30       Ended June  30
                                   1998          1997      1998        1997
                                  ------        ------    ------      -----

REVENUES

License and right of refusal    $    --     $    --     $5,652,187  $1,000,000
Miscellaneous income, contract
  and other services                 --        123,036       2,666     295,131
                                 ---------   ---------   ---------   ---------
   TOTAL REVENUE                     -0-       123,036   5,654,853   1,295,131

OPERATING EXPENSES

  Research and development         389,245     252,872   1,140,241     712,368
  Officer's salaries                94,940     100,625     296,176     306,518
  Legal and accounting              24,997      77,476      68,713     203,314
  Patent application                23,139      18,983     104,202      31,047
  Taxes and licenses                35,469      38,283      96,043     102,527
  Selling, General and
   administrative                  188,999     175,567     712,366     542,457
  Depreciation and amortization     35,915      16,894      69,013      50,682

   TOTAL OPERATING EXPENSES        792,704     680,700   2,486,754   1,948,913

   INCOME (LOSS) FROM OPERATIONS  (792,704)   (557,664)  3,168,099    (653,782)

OTHER INCOME (EXPENSES)

  Other income (expense)              --        34,201        --        (5,407)
  Investments in affiliate        (143,276)   (101,705)   (473,812)   (339,671)
  Interest income                   92,808       5,631     220,239      10,744
  Interest expense                (  6,479)   (130,763)   ( 20,732)   (286,119)
  Gain from sale of securities                  12,915                  12,915

   TOTAL OTHER INCOME (EXPENSES)  ( 56,947)   (179,721)   (274,305)   (607,538)

  (LOSS) INCOME BEFORE PROVISION  (849,651)   (737,385)  2,893,794  (1,261,320)

   PROVISION FOR INCOME TAX         42,604        --        46,224       --
                                  ---------    -------   ---------   ---------

   NET (LOSS) INCOME            $( 892,255)  $(737,385) $2,847,570 $(1,261,320)

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING             8,751,749   7,203,238   8,689,915   7,117,057

NET INCOME (LOSS) PER SHARE          (.102)      (.102)       .328       (.177)
  Basic & diluted


See accompanying notes to financial statements.

                              ASHA CORPORATION
                           STATEMENT OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997

                                          June  30,         June  30,
                                            1998              1997
                                        ------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                        $2,847,570       $(1,261,320)
  Adjustments to reconcile
   net income (loss) to net
   cash provided by (used in)
   operating activities:
  Interest expense in connection
   with issuance of common stock
   and stock warrants.                             --           208,750
  Gain on sale of securities                                 (   12,915)
  Depreciation and amortization                78,984            50,682
  Revaluation of long-term
   receivables                             (  101,973)            5,407
  Loss on investment in affiliate             473,813           339,671
  Changes in assets and liabilities:
   Decrease (increase) in:
    Accounts receivable                    (2,477,924)       (    5,270)
    Prepaid expenses                       (   69,563)       (   15,239)
   Increase (decrease) in:
    Accounts payable                       (   88,801)       (   23,815)
    Accrued liabilities                        88,017            49,641
Net cash (used in) provided
       by operating activities                750,123        (  664,408)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of short term investments                                260,463
  Additions to property and equipment      (  502,397)             --
  Disposal of property and equipment           31,235
  Investment in affiliate                  (  473,813)       (  681,519)
Net cash (used in) investing
  activities                              (  944,975)       (  421,056)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowing (repayments) under
   credit agreement                           356,867           475,000
  Proceeds from issuance of common stock      549,692           151,942
  Net proceeds from bridge financing                            799,000
Net cash provided by financing
       activities                             906,559         1,425,942

Net (decrease) increase in cash and
   cash equivalents                           711,707           340,478

  Cash and cash equivalents at beginning
   of period                                2,617,354            13,581

  Cash and cash equivalents at end
   of period                               $3,329,061        $  354,059


See accompanying notes to financial statements.

                                ASHA CORPORATION

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

PRESENTATION

The financial statements included herein have been prepared by ASHA Corporation without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make these financial statements not misleading; however, it is suggested that these financial statements and the accompanying notes be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-QSB for the fiscal year ended September 30, 1997. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

Certain amounts in the balance sheet at September 30, 1997 have been reclassified to conform to the June 30, 1998 presentation.

CONCENTRATION OF CREDIT RISK

As of June 30, 1998, accounts receivable from New Venture Gear represented 100 percent of accounts receivable. For the nine months ended June 30, 1998 revenue from New Venture Gear represented 97.9 percent of revenue.

MARKETABLE SECURITIES

As of June 30, 1998, there were no marketable securities.

INCOME TAX

Provisions for income taxes are minimal due to the utilization of net operating loss carryforward.

CONTINGENT LIABILITIES

The Corporation co-signed a $40,000 note with Montecito Bank and Trust for the Managing Director of Automotive Components in Research and Development.


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

THREE MONTHS ENDED JUNE 30, 1998 VERSUS THREE MONTHS ENDED JUNE 30, 1997

There was a net loss of $(892,255) for the three months ended June 30, 1998 compared to a net loss of $(737,385) for the three months ended June 30, 1997. During the three months June 30, 1998, the Company had no revenue as compared to approximately $123,036 during the corresponding period last year.

Operating expenses for the three months ended June 30, 1998, as compared to the corresponding period last year increased by approximately $112,000. The addition of increased technical ability and project management to enhance the Gerodisc product accounted for approximately a $85,638 increase in salary expenses included in Research and Development for the most recent quarter as compared to June 30, 1997. Direct materials and supplies decreased by $(5,485). Travel expenses increased by $16,337 for the three months ending June 30, 1998 due to expenses associated with supporting our licenses. Computer related expenses increased by $12,321 for the installation and training of new engineering software. In addition, the purchase of the additional hardware and software resulted in depreciation expense being $19,000 higher than in the same period in 1997. Legal and accounting fees decreased for the three months ending June 30, 1998 by $(52,479) because of reduced legal fees for patents. Patent applications increased by $4,156. General and Administrative expenses increased by approximately $13,432. Sales expenses increased by approximately $25,527 due to the Company's increased marketing efforts in the international and domestic markets. Investor mailings and stockholders expenses decreased for the most recent period by $(10,771). Director's liability insurance was purchased this quarter resulting in an additional expenditure of $6,320.

The Company recorded a loss of approximately ($143,000) on its investment in the ASHA-TAISUN Joint Venture during the three months ended June 30, 1998. Management has elected to be consistent with its practice since the beginning of its current fiscal year of writing off the investment in the Joint Venture as incurred. During the three months ended June 30, 1997 the Company only wrote off 50% of its investment and held 50% of the investment on the balance sheet. The actual expenses associated with the China operation for the quarter ended June 30, 1998 decreased by approximately $60,134 as compared to the quarter ended June 30, 1997.

The Company has invested approximately $440,000 in the ASHA-TAISUN Joint Venture during the 10 months ending July 31, 1998. The expenditures were for the development of the ABC technology and to technically support the Chinese factory in its testing of the pre-production vehicles. At the end of June, the Company had finished transferring the technology for the ABC Taxi to the Chinese factory. The Company has chosen to reduce its ABC activities in relation to finding other ABC licensees due to the severe economic situation in South East Asia. The Company will continue to support the Chinese factory with engineering and/or design expertise if required, but does not expect to be called on frequently as the transfer of technology is complete. The factory is expected to begin limited production of the taxi at the completion and evaluation of the 125,000 kilometer tests.

The Company will continue to search for potential licenses for the ABC technology, but will not maintain design and engineering activities during this process. Such reduction in activities is expected to reduce the Company's expenditures by approximately $700,000 annually.

The Chinese factory operation is in the process of revising its annual production expectations downward due to the Asian economic situation, however, the Company has no specific information concerning these revised projections. The Company has completed its build of the production tooling and molds for the Chinese factory. The Chinese factory has built 15 pre-production units. These units are undergoing various dynamic tests to prove durability and performance. Upon successful completion of such tests the Chinese factory intends to commence production. The Joint Venture exhibited the ABC Taxi (called "BUDDY" in China) at the Bejing auto exposition where it was favorably received. The Chinese factory has limited orders from Taxi companies in Jiaxing and other provinces as well as from Mongolia.

Interest income was substantially higher for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. The remaining proceeds from the Company's public offering of July 1997, coupled with the first installment of $2,550,000 from New Venture Gear on January 31, 1998 enabled the Company to earn interest of $92,808 for the most recent fiscal quarter, as compared to $5,631 interest earned for the period ending June 30, 1997.

Interest expense of $6,479 for the most recent quarter was substantially less than the $130,763 for the period ended June 30, 1997. The most significant interest item for the period ended June 30, 1998 was interest associated with $300,000 and $70,000 equipment notes, and to the points and fees associated with the new $70,000 equipment note. Interest expense for the three months ended June 30, 1997 was due to interest paid and accrued on the Company's bank line of credit, the value of the warrants issued to the bank in connection with the line of credit, the value of stock issued as additional consideration in connection with a $900,000 bridge loan and accrued interest on the bridge loan.

A provision for federal and state income tax has been established for the 3 months ending June 30, 1998 in anticipation of owing federal taxes of $42,604 after applying any tax loss carryforwards. There was no tax liability for the same period last year.

NINE MONTHS ENDED JUNE 30, 1998 VERSUS NINE MONTHS ENDED JUNE 30, 1997

During the nine months ended June 30, 1998, the Company had $5,654,853 in revenue compared to $1,295,131 in revenue during the corresponding prior year period. The increase in revenue was the result of an increase in license revenue relating to the signing of a $5,100,000 license agreement with New Venture Gear, a major tier one supplier. During the nine months ended June 30, 1997 the license revenue received was a $1,000,000 fee paid by Steyr-Daimler-Puch-Fahrzeugtechnik GMBH, a large European automotive supplier.

Operating expenses for the nine months ended June 30, 1998, were approximately $537,841 greater than the corresponding prior year period. Research and development expenses increased by approximately $427,873 for the nine months ended June 30, 1998 as compared to the corresponding nine months ended June 30, 1997. The reasons for the increases are related to several factors. Expenses directly related to the Gerodisc development increased material expenditures by $31,433 as compared to the corresponding period in the previous year.

Travel related to support exiting licensees as as well as continued support of the European licensees increased travel expenses by $44,118 for the nine months ended June 30, 1998 as compared to the nine months ended June 30, 1997. Engineering salaries and benefits increased approximately $223,459 for the current fiscal period as compared to the previous period, due to the hiring of additional experienced engineering staff with expertise in project management. Expenses associated with relocation, benefits and moving of new research and development engineers were approximately $20,000. Computer related expense increased by $25,193 for the installation and training of new engineering software.

Selling and General and Administrative expenses increased by approximately $169,909 for the nine months ended June 30, 1998 as compared to the nine months ended June 30, 1997. Expenditures associated with the contractual employment agreement and separation agreement for the former CEO accounted for approximately $21,000. Sales expenses increased by approximately $59,546 due to the Company's increased marketing effort in the international and domestic market place. Increased expenses associated with the shareholders meeting and mailings due to additional shareholders of record, and additional board members accounted for $24,937 of the increase. Salaries increased by $25,567 due to the addition of a network administrator. Increased travel expenses associated with additional board members and sales and marketing effort accounted for approximately $17,353. Approximately $64,645 of the increase is attributed to the public relations consultant retained by the Company.

The Company recorded a net loss of $(473,812) from investment in affiliate during the nine months ended June 30, 1998 as compared to a net loss of $(339,671) for the nine months ended June 30, 1997. For the prior corresponding period the total investment was approximately $679,342.
Actual expenditures for the joint venture have decreased by approximately $205,530 ($679,342 less $473,812)as compared to the same period last year. The decrease is primarily due to the transfer of technology to the Chinese operation.

Interest income of $220,239 was substantially higher for the nine months ended June 30, 1998 as compared to the interest income of $10,744 for the nine months ended June 30, 1997. The remaining proceeds from the Company's public offering coupled with the first installment of $2,550,000 from New Venture Gear received January 31, 1998 enabled the Company to earn substantial interest for the first nine months of the current fiscal year.

Interest expense of $20,732 for the nine months ended June 30, 1998 was substantially less than the $286,119 paid for the nine months ended June 30, 1997. The most significant interest item for the current period is points and fees associated with the renewal of the Company's $750,000 credit line and points and fees associated with a new $300,000 note to finance engineering hardware and software, and a new $70,000 note to finance fabrication hardware and software. Interest expense for the nine months ended June 30,1997 was due to interest paid and accrued on the Company's bank line of credit, the value of the stock issued as additional consideration in connection with $900,000 bridge loan and accrued interest on the bridge loan.

The net income of $2,847,570 for the nine months ended June 30, 1998 was substantially more than the net loss of $(1,261,320) for the nine months ended June 30, 1997. The $5,100,000 revenue from the license agreement signed in the second quarter of the current fiscal year is the primary contributor to current year profits. For the corresponding period last year revenues were only $1,295,131. The Company anticipates the current licensing agreement to be sufficient to maintain a profit position for the fiscal year, however there are no assurances that any new licenses will be signed. Expenses for the next three months are not expected to increase substantially from the level for the first nine months.

Liquidity and Capital Resources

As of June 30, 1998, the Company had a positive working capital of approximately $6,698,186 compared to positive working capital of approximately $3,344,000 at September 30, 1997. The Company's working capital is primarily attributed to the $5,100,000 revenue recorded for the New Venture Gear license agreement and the remaining proceeds of the public offering that the Company closed in July of 1997.

On February 20, 1998, the Company renewed its $750,000 credit line with Montecito Bank & Trust. As of June 30, 1998 the entire credit line of $750,000 was paid down to zero. Amounts under the credit line bear interest at the prime rate, which is currently 8.5%, plus 1.0% and the credit line is renewable on an annual basis. As of July 16, 1998, the annual rate of interest for the credit line was 9.5%. On February 20, 1998 the Company negotiated a 60 month $300,000 long-term note to partially finance the acquisition of engineering Computer-Aided-Design software. Amounts under the note bear interest at the prime rate plus 1.0%. On April 21, 1998 the Company negotiated a 60 month $70,000 long-term note to partially finance the acquisition of fabrication hardware and software. Amounts under the note bear interest at 8.75%. As of July 16, 1998 the annual rate of interest for the note is 9.5%. As of June 30, 1998, no amounts were outstanding on the line of credit.

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

Operating activities for the nine months ended June 30, 1998 provided $750,123 of net cash as compared to $(664,408) cash used in the nine months ended June 30, 1997. The increase in cash provided by operating activities was primarily due to the first installment of $2,550,000 from the New Venture Gear license agreement as compared to a increase in accounts receivable for the prior corresponding period. The net profit of $2,847,570 for the nine months ended June 30, 1998, as compared to a net loss of $(1,261,320) for the comparable period in 1997 had a significant effect on year ended 1997 operating cash activities.

Investing activities for nine months ended June 30, 1998 used $(944,975) of cash. Approximately $(473,813) was attributed to the investment in ASHA-Taisun joint venture as compared to $(681,519)in the corresponding period for the nine months ended June 30, 1997. The reduction in expenditures for the joint venture is due to continuing transfer of production responsibility to the Chinese operation, thus reducing staff and support expenses at the Santa Barbara location.

The increase in cash was $711,707 for the nine months ended June 30, 1998 as compared to a increase of $340,478 for the nine months ended June 30, 1997. The increase in cash and cash equivalents was the initial installment of $2,550,000 from the New Venture Gear license agreement. In the corresponding period last year the Company relied on its credit line and proceeds of the $900,000 bridge loan.

YEAR 2000 COMPLIANCE

Management has addressed the concerns of potential year 2000 computing problems, both internally and with external parties, and believes that significant additional costs will not be incurred because of this circumstance.

                             PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.  None.

ITEM 2.   CHANGES IN SECURITIES.  None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On April 3, 1998, the Company held an Annual Meeting of Shareholders at which John C. McCormack, Kenneth R. Black, Robert J. Sinclair, Lawrence Cohen, Nick
P. Bartolini, Erick A. Reickert and David D. Jones were each reelected to the Board of Directors. In addition, the Company's shareholders ratified the appointment of Arthur Andersen LLP as the Company's auditors, and approved an amendment to the Company's 1994 Stock Option Plan to increase the number of shares included in the plan from 800,000 to 1,400,000. The following sets forth the votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each of the matters presented at the meeting:

     1.  ELECTION OF DIRECTORS

               NOMINEES              FOR              WITHHELD

         John C. McCormack     5,477,493 Shares     6,500 Shares
         Kenneth R. Black      5,477,493 Shares     6,500 Shares
         Robert J. Sinclair    5,477,257 Shares     6,736 Shares
         Lawrence Cohen        5,477,493 Shares     6,500 Shares
         Nick P. Bartolini     5,475,627 Shares     8,366 Shares
         Erick A. Reickert     5,475,627 Shares     8,366 Shares
         David D. Jones        5,476,158 Shares     7,835 Shares

     2.  APPOINTMENT OF ARTHUR ANDERSON LLP

               FOR               AGAINST            ABSTENTIONS

         5,456,810 Shares      5,094 Shares        22,089 Shares

     3.  AMENDMENT TO THE 1934 STOCK OPTION PLAN

               FOR             AGAINST        ABSTENTIONS     BROKER NON-VOTES

         2,985,054 Shares   201,147 Shares   112,090 Shares   2,185,702 Shares

ITEM 5.   OTHER INFORMATION.

The Company has been notified by DANA Corporation ("DANA") that it has terminated its license with the Company. The Company has notified DANA that it may not sell or otherwise use the Gerodisc technology without a license, and that should DANA do so it will be infringing on the Company's patents. In addition, the Company's legal counsel believes that DANA is in material breach of the license agreement and is using the Company's technology without giving the Company due compensation. The Company intends to aggressively defend its patents and, if necessary, litigate its claims against DANA. Such claims may include unjust enrichment, fraud, as well as several claims relative to business issues in the license agreement.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

    (a)   EXHIBITS.  The following exhibit is filed herewith electronically:

          EXHIBIT 27     Financial Data Schedule

    (b)   REPORTS ON FORM 8-K.  None.




                                 SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ASHA CORPORATION



Date:  August 4, 1998               By /s/ John C. McCormack
                                       John C. McCormack, President



                                    By /s/ Steve Sanderson
                                       Steve Sanderson, Chief Financial
                                       Officer