Form 10KSB
period 1998-09-30
ASHA CORP
filed 1998-12-22
CIK 789547

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the Fiscal Year Ended September 30, 1998

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

The Issuer's revenues for the most recent fiscal year were $5,684,883.

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

As of November 5, 1998, 8,798,223 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the shares held by non-affiliates was approximately $21,764,173.

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

     GERODISC is an automatic hydro-mechanical traction control device which limits a vehicle's wheel spin and improves its traction and handling. GERODISC is the only technology known to the Company that is compatible with all cars, vans, sports utility vehicles and trucks and can be used on all four types of vehicle drive systems: front-wheel drive, rear-wheel drive, four-wheel drive and all-wheel drive. Management believes that, based on the testing it has conducted, GERODISC is superior to any other competing technology currently marketed, including electronic traction control. GERODISC has been and is being tested by the three major US automobile manufacturers and most major European automobile manufacturers for use in future model designs. Two of the Company's licensees (New Venture Gear, Inc. and Dana Corporation) have advised the Company that they have received production orders from Chrysler Corporation. Chrysler has announced the GERODISC technology as QUADRADRIVE and is utilizing the technology in the 1999 model year Jeep Grand Cherokee (standard equipment in the limited model and an option in the Laredo model).

     The Company has developed an innovative technology for building and assembling the chassis and body components of automotive vehicles (cars, light trucks and vans). This technology requires significantly reduced levels of tooling, assembly and manufacturing costs, greatly reducing initial capital expenditures. This technology, known as the "ASHA Body Concept" ("ABC"), has been targeted for use in third world countries to facilitate the production of limited quantities of vehicles while achieving the cost savings normally associated with the economies of scale of mass production. Two key components of this manufacturing process involve the use of thin wall stainless steel tubing for the frame and thermoformed polycarbonate material for the body. In July 1994, the Company established a joint venture relationship with a Singapore-based manufacturing company to exploit the ABC technology in the China and Southeast Asian markets. The Company has completed its transfer of the developed technology to the Chinese factory in Jiaxing City and has been advised that the factory, Jiaxing Independent Automotive Development ("JIAD"), has satisfactorily completed 125,000 kilometer tests with six prototype units. These tests are under the auspices of the Chinese central government for the purposes of certification.

     The Company's strategy is to maximize GERODISC's penetration of the worldwide automobile and vehicle markets through licensing arrangements which provide royalty revenue. In addition, the Company intends to exploit the world-wide market for the ABC production system through license arrangements primarily in third-world countries. Further, the Company intends to continue to develop products for the world-wide automobile and vehicle markets through its continuing research and development activities.

     The Company does not manufacture GERODISC units for other than prototype purposes. The Company licenses the manufacture of the GERODISC units to Tier One suppliers to the automotive original equipment manufacturers ("OEM's") and in some cases may license OEM's on a direct basis. The Company has licensed the largest transfer case manufacturer (New Venture Gear, Inc.)and Steyr-Daimler-Puch, a leading European Tier One supplier. License negotiations, for various applications and geographic areas are ongoing. Royalties commence with the start of production by a Licensee. To date, the Company recently received its first royalties, in the form of a $1,000,000 advanced royalty payment from New Venture Gear. This payment covers the first 200,000 transfer cases provided by New Venture Gear. Commencing with the 200,001 unit royalties are paid at the rate of $4.80 per unit.

     The Company was formed under the laws of the State of Delaware on January 28, 1986. The Company's principal executive offices are located at 600 C Ward Drive, Santa Barbara, California 93111, and its telephone number is (805) 683-2331.

FORWARD-LOOKING STATEMENTS

     This Report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbor created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to (i) the licensing of the GERODISC technology to suppliers for the major United States and foreign automotive and vehicle manufacturers; (ii) licensing and otherwise exploiting the Company's ABC technology in third world countries; and (iii) researching and developing new technologies that can be commercially exploited. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Although the Company expects to grant additional licenses for the GERODISC technology, there can be no assurance that any additional licenses will be granted, or if granted, that they will lead to any future royalty revenues. The Company's plan and objectives relating to GERODISC are also based on the assumption that automobile and vehicle manufacturers will elect to incorporate GERODISC in their future models, that competitive conditions within the industry will not change materially or adversely, and that there will be no material adverse change in the Company's operations or business. The Company's plans and objectives relating to the ABC technology are based on assumptions that there will be a demand in third world countries for vehicles built using the ABC technology, and that the actual costs of tooling to build such vehicles using the ABC technology will be substantially lower than the costs of tooling for vehicles using conventional manufacturing methods. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

THE ASHA GERODISC SYSTEM

     GERODISC is an automatic hydro-mechanical traction control device. It is a self-activating device that can prevent wheel spin and improve traction and handling on all four types of vehicle drive trains: front-wheel drive, rear-wheel drive, four-wheel drive and all-wheel drive.

     All statements in the following five paragraphs which relate to the operational superiority and effectiveness of GERODISC represent management's beliefs based on testing the Company has conducted and based on discussions with others who have conducted tests.

     GERODISC competes favorably with electronic traction control, a popular but expensive option, and various less expensive mechanical and hydro-mechanical limited slip differentials currently available for certain applications. Unlike electronic traction control systems which reduce wheel spin by limiting power to a vehicle's driven wheels, GERODISC transmits power to the wheels in proportion to the traction available at each driven wheel. The ability of GERODISC to provide a traction patch for each driven wheel also differs from a conventional mechanical differential which only provides one traction patch per axle. GERODISC is also smaller, lighter and quicker acting than conventional traction control differentials and does not introduce noise, vibration or harshness into a vehicle. In addition, the engagement of GERODISC is transparent to the driver.

     GERODISC is sensitive to, and controls speed differences between the right and left wheels of the drive axle of front-wheel and rear-wheel drive vehicles and speed differences between the front and rear axles of four-wheel drive and all-wheel drive vehicles.

     GERODISC is the only known limited slip technology that is adjustable and powerful enough to have universal application in all vehicle drive architectures. GERODISC is compatible with electronic engine management systems and with antilock braking systems ("ABS"). GERODISC is uniquely adaptable to front-wheel drive vehicles in that its operation does not induce feedback to the driver through the steering wheel and does not impart harsh forces into the vehicle drive train. Conversely, electronic traction control, another form of traction control, operates by applying the brake to whichever wheel has lost traction. This technique pulses the brake, which can be felt through the steering wheel, induces harmful torque spikes into the axles and transmission, can overheat brakes, cause premature wear, and is costly to manufacture and repair.

     For rear-wheel drive, GERODISC has proven to be the most powerful, yet transparent, speed/torque sensitive limited slip device available. Four-wheel drive (4WD) and all-wheel drive (AWD) vehicles are typically expensive, heavy, incorporate drive train components that induce drive train/ transmission stresses, and affect fuel economy negatively. The ASHA GERODISC System eliminates the expensive components, such as two differentials and/or viscous couplings, as well as the elimination of a large portion of the associated weight of a typical 4WD or AWD. With less weight, components, mechanical stress and transmission windup, GERODISC provides reduced manufacturing costs, better fuel economy, and maximum traction. In these vehicles, GERODISC eliminates a center differential or viscous coupling. The secondary drive axle differential is replaced by two GERODISC couplings. GERODISC activates automatically when needed, without electronics. Similar to the GERODISC system used on front-wheel drive and rear-wheel drive, the 4WD/AWD coupling system is self-activating and transparent to the driver.

     On May 10, 1994, the Company received patent approval from the U.S. Patent and Trademark Office for the GERODISC technology. Other U.S. patents are pending and international patents have been applied for.

     As of November 1998, approximately 130 individual GERODISC prototypes have been built for evaluation by original equipment manufacturer's or first tier suppliers (the companies who supply directly to the OEM's) and approximately 24 other prototypes are scheduled for development.

     The Company is a research and development company and therefore does not intend to engage in manufacturing the GERODISC units; however, it does build the prototypes which are used for testing the technology for different vehicles. The Company's strategy is to license the GERODISC technology to the large suppliers for the major United States and foreign automotive manufacturers. Generally, the licenses will provide for up-front payments on the signing of the license agreements and royalty payments based on the number of vehicles on which the GERODISC is used. Following is a summary of the licenses which are currently in effect.

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

     In December 1994, the Company and NVG amended the license agreement to provide that in the event NVG is awarded a production program by a major OEM, NVG will pay $1,000,000 to the Company at the commencement of production of the first model as an advance royalty payment against the first 200,000 units. On December 24, 1994, NVG was awarded a production program with Chrysler for the 1998 model year Jeep Grand Cherokee. Production was originally scheduled to commence during August 1997. In April 1997, the Company was notified that the OEM had made a marketing decision to delay the introduction of the GERODISC until its 1999 model year. This decision was made because the OEM planned to introduce a totally new model of the Jeep Grand Cherokee in 1999 and significantly increase the number of vehicles to be produced as compared to the number of vehicles produced of the 1998 model year.

     During October 1995, the Company entered into an option agreement with NVG which granted NVG a twelve month option to acquire non-exclusive licenses for up to three different GERODISC applications in North America. The three applications were rear axles, transaxles and twin-disc front axles. This option expired in October 1996. Effective January 5, 1998, the Company entered into a license agreement with NVG in which the Company licensed NVG to manufacture and market GERODISC non-exclusively (but exclusively to certain automobile manufacturers on certain applications) on a worldwide basis for rear axles, transaxles, twin-disc front axles and twin-disc rear axles. NVG agreed to pay the Company a license fee of $5,100,000 of which $2,550,000 was paid on January 31, 1998, and $2,550,000 is due on January 31, 1999. In addition, the Company will receive a royalty on each unit produced under the agreement.

DANA CORPORATION LICENSE AGREEMENT

     On December 28, 1994, the Company entered into an agreement with Dana Corporation ("Dana") in which the Company licensed Dana to manufacture and market GERODISC for front axles exclusively and for rear axles non-exclusively in North America, South America, Europe, South Korea and Taiwan. On February 2, 1995, the Company received a $1,000,000 license fee, and an additional

$1,000,000 license fee payment was made during January 1996. In addition, the Company was to receive a royalty on each unit produced under the agreement. In June 1998, Dana terminated this agreement. In September 1998 ASHA filed suit, in federal court for breach of contract among other causes of action. (See
ITEM 3. - LEGAL PROCEEDINGS.)

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

     Racing activities for 1998 include testing with Williams Touring Company LTD ("Williams") for inclusion in the 1998 BMW Racing Sedans, and with Penske Racing for the 1999 Cart series.

ABC (ASHA BODY CONCEPT)

     The second technology which the Company has developed and is now actively exploiting is the ASHA Body Concept ("ABC"), a method of producing cars in third world countries which requires significantly reduced levels of tooling, assembly and other manufacturing costs, greatly reducing the amount of capital required to set up and operate the manufacturing facility. This manufacturing process is based on the ability to manufacture very precise space frames, made of thin wall stainless steel tubing which require a low tooling investment and can be utilized in either low volume or high volume production. This stainless steel tubing requires little welding to assemble. The body design uses a lightweight space-age thermoformed material which does not require painting. The ABC process allows for the utilization of resources which are most readily available in the foreign country. For example, the manufacturing process requires only a limited amount of electrical power and instead relies on natural gas which is abundant in many third-world countries, including China. The process does not require robotics and can be learned with limited training.

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

     The Company initially owned 50% of ASHA/TAISUN. In September 1998, the Company reduced its ownership to 18%. In return, the Company will receive a royalty of $100 per vehicle produced by the joint venture. However, the royalty will not commence until another person or entity has purchased most of the interest given up by the Company. The Company has an option to repurchase any unsold interests after two years.

     Following is a diagram showing the parties and ownership in this joint venture as of September 30, 1998:

        ------------------------
         ASHA           TAISUN
          18%             82%
        ------------------------

        ------------------------     ---------------------    ---------------
          ASHA/TAISUN PTE LTD          WALLAND  ELECTRIC         JACK TANG
                  85%                    MOTOR COMPANY              5%
        ------------------------             10%              ---------------
                                     ---------------------

                   ------------------------------------------------------
                                          JIAD&D
                   ------------------------------------------------------

     JIAD&D intends to initially manufacture and sell taxis utilizing the ABC technology because of the demand for such vehicles in China. The vehicle has been designed to have a short turning radius with a long suspension movement to best accommodate driving conditions in China and Southeast Asian countries.

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

     The joint venture intends to sell assembly franchises to persons and/or entities in other provinces and then sell CKD kits to these franchisees for assembly and sale. JIAD&D also expects to export the CKD kits to assemblers in other countries in Southeast Asia, where the vehicle will be assembled and sold outside of China. JIAD also will build complete vehicles for sale in its own province.

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

      2.  Hydraulic coupling for vehicle drivetrain - U.S. Patent No.
5,536,215.

      3.  Hydraulic coupling for vehicle drivetrain - U.S. Patent No.
5,595,214.

      4.  Vehicle drivetrain coupling - U.S. Patent No. 5,611,746.

      5.  Vehicle design patent - U.S. Patent No. DES-307,247.

      6.  Vehicle drive train - U.S. Patent No. 4,805,720.

      7.  Transparent vehicle roof having sunshade - U.S. Patent No.
4,923,244.

      8.  Manually operative roof having sunshade - U.S. Patent No. 5,005,899.

      9.  Vehicle vent - U.S. Patent No. 5,081,912.

     10.  Hydraulic coupling for vehicle drive train - U.S. Patent No.
5,735,764.

     11.  Vehicle body construction (ABC technology) - U.S. Patent No.
5,800,003.

     12. Hydraulic coupling for vehicle drivetrain - five other patent applications relating to variations of this technology have been filed with the U.S. Patent Office.

     13. Vehicle body space frame (ABC technology) - one patent application has been filed with the U.S. Patent Office.

     14. Differential speed sensitive and torque sensitive limited slip coupling - one patent application has been filed with the U.S. Patent Office.

     15. Check valve - one patent application has been filed with the U.S. Patent Office.

MAJOR CUSTOMERS

     During the year ended September 30, 1998, 95% of the Company's revenues were received from license agreements from New Venture Gear, Inc., and 5% from Steyr Daimler Puch for prototype development.

     During the year ended September 30, 1997, 22.8% of the Company's revenues were received from prototype development, 77.2% from Steyr-Daimler-Puch Fahrzeugtechnik Gmbh for a license to use the GERODISC technology.

STAFF

     As of September 30, 1998, the Company had 31 employees consisting of 3 executive officers, 23 automotive designers, engineers and fabricators, and 5 administrative support personnel. None of the Company's employees are represented by a union and the Company has never had any work stoppages.

ITEM 2.  DESCRIPTION OF PROPERTY

     The principal offices of the Company are located at 600 C Ward Drive, Santa Barbara, California 93111. This space is rented at a monthly rate of $10,435 through May 2003. Beginning in January 1995 and every January thereafter, the base rent is adjusted in proportion to the percentage increase or decrease of the official Consumers Price Index of the Bureau of Labor Statistics, United States Department of Labor. In no event will the rent be increased more than 8% for any one adjustment period nor shall rent be less than the base rent. These facilities include office space, work areas for designers and a shop and equipment suitable for performing design, development and styling work. Approximately 30,000 square feet of space are utilized at this location.

ITEM 3.  LEGAL PROCEEDINGS

     In June 1998, Dana terminated a license agreement with the Company to manufacture and market the Company's GERODISC System Technology for front and rear axles, just prior to the start of volume production for the 1999 Jeep Grand Cherokee vehicle program.

     On September 9, 1998, the Company filed a lawsuit against Dana in the United States District Court for the Eastern District of Michigan, Southern Division. The Company's complaint, as amended, alleges that Dana breached its obligations under the license agreement and that Dana has been unjustly enriched by the information it obtained concerning the GERODISC System. The Company is seeking compensatory and punitive damages and attorneys' fees from Dana and preliminary and permanent injunctions against Dana from using the GERODISC technology.

     Dana filed a motion to dismiss certain claims included in the original complaint to which the Company responded and amended its complaint. The court has not yet ruled on the motion, and Dana has not yet filed its answer in this lawsuit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended September 30, 1998.

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

             QUARTER ENDED              HIGH BID        LOW BID
             ------------------         --------        -------
             December 31, 1996           $4.375          $3.50
             March 31, 1997              $5.50           $4.625
             June 30, 1997*              $6.0625         $4.50

* Through June 27, 1997

     The following table sets forth the high and low closing sales prices for the Company's Common Stock as reported on the Nasdaq Small-Cap Market for the periods indicated.

           QUARTER ENDED               HIGH             LOW
           ------------------          -----           -----

           June 30, 1997*              $4.25           $4.25
           September 30, 1997          $7.375          $4.375

           December 31, 1997           $7.375          $5.25
           March 31, 1998              $7.875          $6.00
           June 30, 1998               $7.813          $5.563
           September 30, 1998          $6.50           $3.813
____________

* One day

     APPROXIMATE NUMBER OF SHAREHOLDERS OF COMMON STOCK. The approximate number of holders of record of the Company's Common Stock at November 4, 1998, was 2,317. Many shares are registered in the names of brokerage firms or other nominee names. As a result the Company estimates that it has in excess of 6,000 beneficial owners of its Common Stock.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

     YEAR ENDED SEPTEMBER 30, 1998 VERSUS YEAR ENDED SEPTEMBER 30, 1997

     During the year ended September 30, 1998, the Company had revenue of approximately $5.6 million as compared to approximately $1.3 million for the year ended September 30, 1997. The majority of the revenue for the latest fiscal year was the result of signing a license agreement for $5.1 million with New Venture Gear, a major Tier One supplier. The revenue for the prior fiscal year was primarily due to the $1 million license fee earned from Steyr, a large European automotive supplier.

     Other revenue from contract services was approximately $185,000 for the latest fiscal year as compared to $295,000 for the prior fiscal period. This decrease was a direct result of an increase in the lead time needed for prototype development.

     Total operating expenses were approximately $3.6 million for the fiscal year ended September 30, 1998 as compared to approximately $3.0 million for the prior fiscal year. The increase of $521,000 in overall operating expenses was a combination of: decreased administrative costs of approximately $58,000; increased domestic marketing efforts of approximately $19,000; increased international marketing efforts of approximately $12,000; implementation of an after marketing program which resulted in increased expenses of approximately $39,000; increased advanced engineering activities of approximately $80,000; increased engineering activities of approximately $418,000, which resulted in fabrication expenditures being decreased by approximately $55,000.

     Research and development costs increased by $418,000 during fiscal year ended September 30, 1998 as compared to the prior year. The reasons relating to the increase are due to several factors. Salaries increased by $420,000 primarily due to retaining the services of four additional engineers with expertise in project management and development. Related employment and hiring fees consequently increased by $20,000 in the latest year. Worker's compensation insurance expense also increased by $38,000 as a direct result of the increase in salaries and wages. Depreciation expense increased $46,000 because of additional engineering hardware and software acquired during the year. In addition, $16,000 was expended for personnel training on the new software. Travel related to support existing licensees, as well as continued support, increased travel expenses by $37,000 for the year ended September 30, 1998. Direct materials and supplies related to fabrication decreased by $20,000 as a direct result of the decrease in contract support services.

     Expenditures associated with the contractual employment agreement and separation agreement for the former CEO accounted for approximately $34,000. Legal fees associated with patents increased by $85,000. Approximately $50,000 of the increase was directly attributed to legal fees associated with the defense of the GERODISC patent in connection with the Company's dispute with Dana. Investor related expenses increased by $41,000 due to the increased number of shareholders and mailings related to the annual shareholder meeting.

     The Company recorded a net loss of $534,000 from investment in affiliate during the fiscal year ended September 30, 1998 as compared to a net loss of $861,000 for the prior fiscal year. The decrease was primarily due to the transfer of technology to the affiliate. The Company reduced its ownership in the latest fiscal year to 18% from 50% in exchange for royalties to be given per unit produced.

     Interest income of $270,000 was substantially higher for the year ended September 30, 1998 as compared to the interest income and gain on sale of short-term investments of $61,000 for the prior year. The remaining proceeds from the Company's public offering coupled with the first installment of $2,550,000 from New Venture Gear received January 31, 1998 enabled the Company to earn substantial interest for the latest fiscal year.

     Interest expense of $29,000 for the latest fiscal year was substantially less than the $359,000 for the prior year. The most significant interest item for the latest year was points and fees associated with the renewal of the Company's $750,000 credit line, points and fees associated with new $300,000 note to finance engineering hardware and software, and a new $70,000 note to finance fabrication hardware and software. Interest expense for the year ended September 30, 1997 was due to interest paid and accrued on the Company's bank line of credit, the value of the stock issued as additional consideration in connection with the $900,000 bridge loan and accrued interest on the bridge loan.

     The net income of $1,790,000 was significantly more that the prior year's net loss of $2,909,000. The $5,100,000 revenue from the NVG license agreement signed in the second quarter of the latest fiscal year was the primary contributor to the profits where as there was only $1,000,000 in revenue from the Steyr license agreement in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1998, the Company had a positive working capital of approximately $5,665,000 as compared to positive working capital of approximately $3,344,000 at September 30, 1997. The Company's working capital is primarily attributed to the $2,550,000 first installment from New Venture Gear license agreement and the remaining proceeds of the public offering that the Company closed in July, 1997.

     On February 20, 1998, the Company renewed its $750,000 credit line with Montecito Bank & Trust. As of September 30, 1998 no advances were made on this credit line, nor was any amount due. Amounts drawn under the credit line bear interest at the prime rate, which is currently 8.5%, plus 1.0% and the credit line is renewable on an annual basis. As of September 30, 1998, the annual rate of interest for the credit line was 9.5% On February 20, 1998, the Company negotiated a 60 month $300,000 long-term note to partially finance the acquisition of engineering Computer-Aided-Design software and hardware. Amounts under the note bear interest at the prime rate plus 1.0%. On April 21, 1998, the Company negotiated a 60 month $70,000 long-term note to partially finance the acquisition of fabrication hardware and software. Amounts under this note bear interest at 8.75% for the life of the loan.

     On January 5, 1998, the Company signed a license agreement with New Venture Gear, a major Tier One supplier. The agreement called for a $5,100,000 fee payable in two equal installments due respectively on January 31, 1998 and January 31, 1999. The Company received the first installment of $2,550,000 on January 31, 1998 as per the payment schedule.

     With the cash from the NVG license and the remaining proceeds of the public offering, the Company believes it will have sufficient liquidity to maintain continued operations for the next twelve months. Net cash decreased approximately $269,000 during fiscal year ended September 30, 1998 and increased approximately $2,617,000 during fiscal year ended September 30, 1997.

     Operating activities for the year ended September 30, 1998 used $195,000 of net cash as compared to $1,266,000 in the fiscal year ended September 30, 1997. The increase in cash provided in operating activities was primarily due to the receipt of the first installment of $2,550,000 from the New Venture Gear license agreement as compared to an increase in accounts receivable for the prior fiscal year. The net income of $1,790,000 for the fiscal year ended September 30, 1998, as compared to a net loss of $2,909,000 for the fiscal year ended September 30, 1997 also had a significant effect on year ended 1997 operating cash activities.

     Investing activities for the year ended September 30, 1998 used $1,031,000 of cash. Approximately $534,000 was attributed to the investment in ASHA-Taisun joint venture as compared to $859,000 for the prior year. The reduction in expenditures for the joint venture is due to continuing transfer of production responsibility to the Chinese operation, thus reducing staff and support expenses at the Santa Barbara location. Investments in fixed assets utilized approximately $512,000 of cash in the fiscal year ended September 30, 1998 as compared to $59,000 in the prior year. The Company sold $260,000 of short-term commercial paper in the year ended September 30, 1997 to pay for investment expenditures.

     Cash provided from financing activities increased cash by $973,000 in fiscal year ended September 30, 1998 as compared to $4,528,000 in fiscal year ended September 30, 1997. The increase in 1998 was due to the net borrowings from bank financing of $336,000 and employees stock options being exercised for $637,000. The increase in 1997 was primarily proceeds from the public offering that closed in July, 1997.

THE YEAR 2000 ("Y2K") ISSUE

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Systems at risk include information technology (IT) and non-IT systems. IT systems are computer hardware, software, and related networking equipment. Non-IT systems include telecommunication equipment, manufacturing and test equipment, HVAC, and security access. ASHA is addressing potential Year 2000 Issues, and believes that significant additional costs will not be incurred because of this circumstance.

     THE COMPANY'S STATE OF READINESS

     Based on a recent assessment, ASHA has determined that it will be required to modify or replace minor portions of its hardware and software so that its computer systems will properly utilize dates beyond December 31, 1999.

     The Company is initiating formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. However, there can be no guarantee that the systems of other companies on which ASHA's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with ASHA Corporation's systems, would not have material adverse effect on the Company.

     The Company will utilize both internal and external resources to reprogram, or replace, and test systems for Year 2000 modifications. The Company plans to complete the Year 2000 project within one year or not later than September 30, 1999.

     THE COSTS OF ADDRESSING OF COMPANY'S Y2K ISSUES

     The Company expects the costs of its Year 2000 project to be approximately $20,000. Of the total project cost, approximately 80% is attributable to the purchase of new hardware and/or software which will be capitalized. The remaining 20%, which will be expensed as incurred over the current year, is not expected to have a material effect on the results of operations. To date, ASHA has incurred insignificant expenses related to the assessment of, and preliminary efforts in connection with, its Year 2000 project and the development of a remediation plan.

     The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

     THE RISKS OF THE COMPANY'S Y2K ISSUES

     ASHA is in the process of determining the impact of the Y2K issue. Worst case scenarios have not yet been explored. The Company is uncertain what, if any, material effects the Y2K issue will have on its financial condition. A formal assessment of the company's Y2K risks is expected to be completed by mid-1999.

     THE COMPANY'S CONTINGENCY PLANS

     ASHA will develop contingency plans as needed based on the examination if Y2K issues and worst case scenarios.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This statement, which is effective for all reporting periods beginning in 1998, requires the prominent disclosure of all components of Comprehensive Income, as defined. For the years ended September 30, 1997 and 1998, the Company had no Comprehensive Income items.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, which is effective for all reporting periods beginning in 1998, redefines the way publicly held companies report information about segments. Based upon the Company's assessment of this pronouncement, it has determined that it will continue to report on an integrated one segment basis.

ITEM 7.  FINANCIAL STATEMENTS

     The Report of Independent Public Accountants appears at page F-1 and the Financial Statements and Notes to Financial Statements appear at pages F-2 through F-17 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No response required.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The Directors and Executive Officers of the Company are as follows:

            NAME                 AGE               POSITION
------------------------------   ---  ----------------------------------------

John C. McCormack ............   67   Chairman of the Board, President, Chief
                                      Executive Officer, and Director

Kenneth R. Black .............   52   Vice President of Sales and Marketing

Steven E. Sanderson ..........   45   Chief Financial Officer, Secretary and
                                      Treasurer

Robert J. Sinclair ...........   66   Director

Lawrence Cohen ...............   54   Director

Nick P. Bartolini.............   62   Director

Erick A. Reickert.............   63   Director

David D. Jones................   55   Director

     There are no family relationships among any of the Directors or Executive Officers.

     JOHN C. McCORMACK. Mr. McCormack has served as President and Chief Operations Officer of ASHA since February 1, 1995, as Secretary and Treasurer since January 31, 1996, and as Chairman of the Board, Chief Executive Officer and a Director since January 8, 1998. Mr. McCormack helped start American Honda Motor Company in 1959, and served as its General Manager until 1964. He has been described as the driving force in its rise to prominence in the U.S. motorcycle market. He was co-founder of U.S. Suzuki Motor Corporation in 1964, and by 1967 this company was second in the U.S. market for motorcycles, behind Honda. He served as President and CEO of McCormack International Motors, Inc. from 1969 until 1975. McCormack International Motors was the first to bring a wide range of motorized recreational vehicles under one label. From 1975 until 1980, he was a founder and President of Jacwall Corporation. Mr. McCormack was a founder and served as President and COO of Hirsch Electronics Corporation from 1980 to 1985, where he guided product development to successful completion at less than budgeted costs. These systems are now in use in the White House, Pentagon, IBM, General Motors, FBI,

British Secret Service, as well as many other secure government and business installations around the world. He was a co-founder and he served as President and CEO of the Napa Valley Railroad and the Napa Valley Wine Train from 1985 until April 1991. From April 1991 until April 1994, he served as Vice President of Marketing and Sales for Mission Industries, an industrial laundry business, and from April 1994 until January 1995, he was engaged in general business consulting under the name McCormack and McCormack Consulting.

     KENNETH R. BLACK. Mr. Black has served as the Company's Vice President of Sales and Marketing since July 1992 after having served as the Sales Director since January 1991. He also served as a Director of the Company from January 1998 to July 1998. From 1985 until December 1990, he served as President of Technologies International Ltd., a company he founded and which was involved in market development and technology licensing for various domestic and foreign clients. From 1979 until 1985, he served as a Director of New Business Development for the Paint, Plastics and Vinyl Division of Ford Motor Company.

     STEVEN E. SANDERSON. Mr. Sanderson has served as Chief Financial Officer since March 1997. He also served as Controller of the Company from January 1997 to January 1998. From 1991 until December 1996, he served as the President and owner of Sanderson Investments, Inc., a consulting company which prepared financial analyses encompassing productivity, variances, standard costs and production bonus plans, time studies, rate of return, and risk management. From 1985 until 1991, he served as Controller for the Systems Division of Computer Products Inc., a public company, where he was responsible for the accounting and management information systems group for two manufacturing facilities. From 1981 until 1985, he served as Controller of Southeastern Public Service Company, a public company, where he had complete responsibility for the accounting and management information systems functions for this multi-state business. From 1977 to 1981, he was employed by the Solid State Division of RCA where his last position was cost accounting supervisor. Mr. Sanderson received a B.B.A. Degree in Accounting from Florida Atlantic University in 1977.

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

     NICK P. BARTOLINI. Mr. Bartolini has served as a Director of the Company since October 1997. Since 1994, Mr. Bartolini has been Principal of Bartolini

Associates with offices in Santa Barbara, California. Bartolini Associates has provided process re-engineering new product and business development and sales consultant services to automotive suppliers in the United States and Europe. It also engages in venture investments and pro bono association with RAND. Mr. Bartolini was previously employed by the Ford Motor Company for over 30 years, and retired from the position of Vice President, Ford Parts and Service Operations for Ford in Europe from 1989 to 1994. Prior to that time, he held senior operation positions in sales, new product and business development in Ford's Asia-Pacific and European operations. Mr. Bartolini was also a Director of several foreign subsidiaries of Ford Motor Company in Asia and Europe, including the Supervisory Board of Ford Werke AG. Mr. Bartolini received a B.S. Degree from the University of Notre Dame, and a MBA Degree from the University of Detroit.

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

     DAVID D. JONES.   Mr. Jones has been a Director since January 1998. Since
September 1997, Mr. Jones has served as President and Chief Executive Officer and a Director of Outboard Marine Corporation, which manufactures and markets outboard marine engines, boats and marine parts with annual sales of approximately $1 billion. Outboard Marine Corp. is privately owned but has publicly-held debt and files reports under the Securities Exchange Act of 1934. From 1990 through August 1997, he served as president of the Mercury Marine Division of the Brunswick Corporation, a manufacturer of boats, outboard motors, stern drives and other recreational products. Mr. Jones is also a Director of National Exchange Bank, Fond du Lac, Wisconsin.

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

     Alain J-M Clenet (a former Officer and Director) filed one Form 4 reporting one transaction three days late; Robert J. Sinclair filed a Form 5 one day late reporting one exempt stock option grant; David D. Jones filed a Form 3 three days late; Nick P. Bartolini reported five Form 4 transactions late in a Form 5; and Erick A. Reickert filed a Form 5 reporting one exempt stock option grant late.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth information regarding the executive compensation for the Company's Chief Executive Officer and each other Executive Officer who received compensation in excess of $100,000 for the fiscal years ended September 30, 1998, 1997 and 1996:

                               SUMMARY COMPENSATION TABLE

                                                      LONG-TERM COMPENSATION
                                                -----------------------------------
                         ANNUAL COMPENSATION            AWARDS            PAYOUTS
                    --------------------------- -------------------- --------------
                                                            SECURI-
                                                            TIES
                                                            UNDERLY-
                                          OTHER   RE-       ING              ALL
                                          ANNUAL  STRICTED  OPTIONS/         OTHER
NAME AND PRINCIPAL                        COMPEN- STOCK     SARs     LTIP    COMPEN-
POSITION            YEAR SALARY   BONUS   SATION  AWARD(S)  (NUMBER) PAYOUTS SATION
------------------  ---- -------- ------- ------  --------  -------- ------- -------
Alain J-M Clenet,   1998 $ 38,125   -0-     -0-     -0-     11,450    -0-   $33,926
  Officer<FN1>                                                              <FN2>
                    1997 $152,500 $ -0-     -0-     -0-      8,278    -0-   $ 5,953
                                                                            <FN3>



                    1996 $152,500 $73,000   -0-     -0-       -0-     -0-   $ 7,819
                         <FN4>                                              <FN5>

John C. McCormack,  1998 $123,603   -0-     -0-     -0-     49,414    -0-   $ 1,250
 President               <FN6>                                              <FN7>
                    1997 $ 90,000   -0-     -0-     -0-    106,386    -0-   $ -0-
                    1996 $ 90,000 $10,000   -0-     -0-     65,786    -0-   $   504
                                                                            <FN8>

Kenneth R. Black,   1998 $119,167   -0-     -0-     -0-     17,374    -0-     -0-
 Vice President          <FN9>
 of Sales and       1997 $ 90,000   -0-     -0-     -0-    104,257    -0-     -0-
 Marketing          1996 $100,592 $10,000   -0-     -0-     10,524    -0-     -0-
                         <FN10>

Steven E.           1998 $104,418   -0-     -0-     -0-      9,781    -0-     -0-
 Sanderson,              <FN11>
 Chief Financial    1997 $ 51,468   -0-     -0-     -0-     10,000    -0-     -0-
 Officer

Theo E. Shaffer,    1996 $ 92,025 $19,373   -0-     -0-       -0-     -0-     -0-
 Executive Vice
 President<FN12>
-------------------

<FN1>
Mr. Clenet resigned as an Officer and Director of the Company on January 8, 1998.
<FN2>
Represents automobile purchased for $28,000 for Mr. Clenet as part of termination agreement, legal expenses of $5109 in connection to termination, and $816 for additional medical expenses.
<FN3>
Represents contractual employment agreement for estate and trust planning for Mr. Clenet and his family of $2,600, premiums of $371 on a $5 million umbrella liability insurance policy and $2,982 for additional medical expenses paid on his Chief Executive behalf.
<FN4>
Of this amount, $88,958 was paid during the fiscal year ended September 30, 1996, and the remainder was deferred until January 1997.
<FN5>
Represents medical expense reimbursements for Mr. Clenet and his family.
<FN6>
Effective January 1, 1998 Mr. McCormack's compensation was increased from $90,000 per year to $140,000 per year.
<FN7>
Represents amounts paid by the Company as a matching amount to a 401(k) plan contribution.
<FN8>
Represents amounts paid by the Company as a matching amount to a 401 (k) plan contribution.
<FN9>
Effective January 1, 1998 Mr. Black's compensation was increased from $90,000 per year to
$130,000 per year.
<FN10>
Includes $15,592 paid to Mr. Black in settlement of unused vacation time.
<FN11>
Mr. Sanderson was hired on January, 1997 as Controller and Chief Financial Officer
effective March, 1997. Effective January 1, 1998 his annual salary increased from $85,000 per year to $110,000 per year.
<FN12>
Mr. Shaffer resigned on October 1, 1996.



                         OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                   Individual Grants
                     NUMBER OF       % OF TOTAL
                     SECURITIES      OPTIONS/SARs
                     UNDERLYING      GRANTED TO      EXERCISE
                     OPTIONS/SARs    EMPLOYEES IN    OR BASE       EXPIRATION
      NAME           GRANTED(#)      FISCAL YEAR     PRICE($/SH)   DATE
-----------------    ------------    ------------    ----------    ----------
Alain J-M Clenet       11,450             3.2%        $5.4375       12/16/00
John C. McCormack      49,414            13.7%         5.4375       12/16/00
Kenneth R. Black       17,374             4.8%         5.4375       12/16/00
Steven E. Sanderson     9,781             2.7%         5.4375       12/16/00


                AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                          SECURITIES UNDER-  VALUE OF UNEXER-
                    SHARES                LYING UNEXER-      CISED-IN-THE
                    ACQUIRED              CISED OPTIONS      MONEY\OPTIONS/
                    ON                    SARS AT FY-END     SARS AT FY-END
                    EXERCISE   VALUE      EXERCISABLE/       EXERCISABLE/
      NAME          (NUMBER)   REALIZED   UNEXERCISABLE      UNEXERCISABLE
-----------------   --------   --------   -----------------  ----------------
Alain J-M Clenet       --         -          19,728 / 0       $2,587 / 0
John C. McCormack      --         -         221,586 / 0       $1,996 / 0
Kenneth R. Black       --         -         134,943 / 0       $1,330 / 0
Steven E. Sanderson    --         -          19,781 / 0       $2,500 / 0

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

     On March 1, 1997, the Company entered into employment agreements with Jack McCormack and Ken Black. Each of the Employment Agreements expires as of February 28, 1999, however, they will be automatically renewed for additional two year terms unless either the Company or the employee gives to the other six months notice that the agreement is to be terminated. Both agreements provide for cost of living adjustments and participation in all fringe benefits available to other executive officers. Mr. McCormack's agreement also provides that he is to be granted options to purchase 25,000 shares annually, in addition to the 100,000 options he was granted on January 15, 1997. Effective January 1, 1998 Mr. McCormack's salary increased to $140,000 per year and Mr. Black's salary increased to $130,000 per year. In August, 1998 the Company entered into negotiations for the extension of their employment agreements.

DIRECTORS' COMPENSATION

     Effective during the fiscal year ended September 30, 1998, the Company's Directors receive fees of $1,250 per meeting for their attendance at Board or committee meetings, and receive 12,500 options under the Company's 1994 Stock Option Plan. Directors are also reimbursed for their reasonable expenses in attending meetings of the Board of Directors and any committees thereof. During fiscal year ended September 30, 1997, the Company's Directors received 25,000 options under the Company's 1994 Stock Option Plan in lieu of cash fees.

     In addition, in July 1997, Lawrence Cohen was granted a stock option to purchase 200,000 shares of Common Stock at $4.375 per share.

     In December 1997, the Company's Directors were granted options as follows: Sheila Ronis, Robert Sinclair and Lawrence Cohen each received options to purchase 25,000 shares of Common Stock; Nick Bartolini received options to purchase 12,500 shares; and Erick Reickert received options to purchase 6,250 shares. These options are exercisable at $5.4375 per share.

     In October 1998, stock options to purchase 12,500 shares each were granted to Robert J. Sinclair, Lawrence Cohen, Nick Bartolini, Erick Reickert and David D. Jones. These options are contingent on shareholder approval of the October 1998 amendment to the Company's 1994 Stock Option Plan. These options will be exercisable at $3.25 per share.

     Certain of the Company's Directors receive fees for consulting services to the Company in addition to the fees they receive as Directors. During the fiscal year ended September 30, 1998, the Company paid Lawrence Cohen $52,174 and Nick Bartolini $7,900 for such consulting services.

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

     On July 1, 1997, the Company's Board of Directors adopted amendments to the 1994 Stock Option Plan to increase the number of shares of Common Stock which may be subject to options granted under the plan to 1,000,000; to allow the exercise price of options to be paid by means other than cash; and to allow options to be granted with reload option provisions. On December 16,

1997, the Company's Board of Directors adopted an additional amendment to increase the number of shares of Common Stock which may be subject to options granted under the plan to 1,400,000. These amendments were approved by the Company's shareholders on April 3, 1998. On October 28, 1998, the Board of Directors adopted an additional amendment to increase the number of shares of Common Stock which may be subject to options granted under the plan to 1,800,000.

     As of September 30, 1998, there were 1,146,556 options outstanding under the plan with exercise prices ranging from $3.69 to $6.28.

401(K) PLAN

     Effective October 1, 1995, the Company implemented a 401(K) Plan pursuant to which all eligible employees may contribute up to 15% of their compensation. The Company matches contributions in the amount of 10% of all elective deferrals, and, at the Company's option, may contribute annually up to 15% of the total compensation of all eligible employees. Executive Officers of the Company are eligible to participate in this plan. During the fiscal year ended September 30, 1997 and 1998, the Company made $5,030 and $8,231, respectively, in matching contributions under this plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number and percentage of shares of the Company's Common Stock owned beneficially, as of November 5, 1998 by any person who is known to the Company to be the beneficial owner of 5% or more of such Common Stock, and, in addition, by each Director and Executive Officer of the Company and by all Directors and Officers of the Company as a group. Information as to beneficial ownership is based upon statements furnished to the Company by such persons. Each person has sole voting and investment power with respect to the shares shown except as noted.

  NAME AND ADDRESS                    AMOUNT AND NATURE OF            PERCENT
OF BENEFICIAL OWNERS                  BENEFICIAL OWNERSHIP            OF CLASS
--------------------------            --------------------            --------

John C. McCormack                        221,586 (1)                     2.5%
600 C Ward Drive
Santa Barbara, CA 93111

Robert J. Sinclair                        88,377 (2)                     1.0%
1025 North Ontare Road
Santa Barbara, CA  93105

Lawrence Cohen                           494,406 (3)                     5.4%
3311 NE 26th Avenue
Lighthouse Point, FL  33064

Nick P. Bartolini                         23,840 (4)                     0.3%
1026 Santa Barbara Street
Santa Barbara, CA 93101

Erick A. Reickart                          6,250 (5)                     0.1%
5128 Woodland Drive
Bloomfield Hills, MI 48302

David D. Jones                              -0-                           --
100 Seahorse Drive
Wankegan, IL  60085

Kenneth R. Black                         134,943 (5)                     1.5%
600 C Ward Drive
Santa Barbara, CA  93111

Steven E. Sanderson                       19,781 (5)                     0.2%
600 C Ward Drive
Santa Barbara, CA  93111

Brian Chang                            1,217,113                        13.8%
1 Chatworth Road, No. 2421
Singapore  1024

Greenmotors, L.L.C.                    1,118,652                        12.7%
277 Park Avenue, 27th Floor
New York, NY 10172

All Directors and Executive              989,453                        10.3%
Officers as a Group (8 persons)
__________________

(1) Represents shares underlying currently exercisable stock options held by Mr. McCormack.

(2) Represents 13,377 shares held directly and 75,000 shares underlying currently exercisable stock options held by Mr. Sinclair.

(3) Represents 219,406 shares held by Mr. Cohen's wife and 275,000 shares underlying currently exercisable stock options held by Mr. Cohen.

(4) Represents 11,340 shares held directly and 12,500 shares underlying currently exercisable stock options held by Mr. Bartolini.

(5) Represents shares underlying currently exercisable stock options.

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

    ASHA/TAISUN, through its 85%-owned subsidiary, Jiaxing Independent Auto Design and Development Co., Ltd., is developing an automobile manufacturing facility in Jiaxing, China. ASHA/TAISUN has also contracted with the Company for automobile design work. During the years ended September 30, 1997 and 1998, the Company invested $870,323 and $534,467, respectively, in the joint venture.

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
          dated March 31, 1997*

10.11     License Agreement with New    Incorporated by reference to Exhibit
          Venture Gear, Inc. dated      10.11 to the Company's Annual Report
          January 5, 1998*              on Form 10-KSB for the fiscal year
                                        ended September 30, 1997

10.12     Stock Purchase Agreement      Incorporated by reference to Exhibit
          among Greenmotors LLC,        10.12 to the Company's Annual Report
          Alain Clenet and the Company  on Form 10-KSB for the fiscal year
          dated January 8, 1998         ended September 30, 1997

10.13     Separation Agreement with     Incorporated by reference to Exhibit
          Alain Clenet dated January    10.13 to the Company's Annual Report
          8, 1998                       on Form 10-KSB for the fiscal year
                                        ended September 30, 1997

10.14     ASHA/TAISUN Board of          Filed herewith electronically
          Directors Resolution
          (Agreement)

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

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
  ASHA Corporation:

We have audited the accompanying balance sheets of ASHA CORPORATION (a Delaware Corporation) as of September 30, 1997 and 1998, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ASHA Corporation as of September 30, 1997 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP

Los Angeles, California
October 27, 1998

                                ASHA CORPORATION
                                 BALANCE SHEETS
                          SEPTEMBER 30, 1997 AND 1998
                                    ASSETS

                                             1997              1998
                                          -----------       -----------
CURRENT ASSETS:
 Cash and cash equivalents                $ 2,617,354       $ 2,348,540
 Accounts receivable                          898,006         3,653,200
 Prepaid expenses and other                    73,856            64,183
                                          -----------       -----------
       Total current assets                 3,589,216         6,065,923
                                          -----------       -----------
PROPERTY AND EQUIPMENT, at cost, net of
 accumulated depreciation and amortization    192,273           570,382

INVESTMENT IN AFFILIATE                       609,557           609,557
                                          -----------       -----------
TOTAL ASSETS                                4,391,046         7,245,862
                                           ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                             114,843            78,000
 Payroll and related                          105,890           198,111
 Accrued professional fees                     17,250            30,000
 Other accrued liabilities                      7,483            31,163
 Current portion of long term debt                 --            63,638
                                          -----------       -----------
        Total current liabilities             245,466           400,912
                                          -----------       -----------
LONG TERM LIABILITIES:
 Notes payable - net of current portion                         272,842
                                          -----------       -----------
        Total long term liabilities                             272,842
                                          -----------       -----------
TOTAL LIABILITIES                             245,466           673,754
                                          -----------       -----------
COMMITMENTS(NOTE 10)

STOCKHOLDERS' EQUITY:
 Preferred stock, $.001 par value
  Authorized - 10,000,000 shares:
   no shares issued or outstanding                 --                --
 Common stock, $.00001 par value:
  Authorized - 20,000,000 shares
  Issued and outstanding - 8,651,393
   shares in 1997 and 8,798,223 shares
   in 1998                                         87                88
 Additional paid-in capital                11,247,348        11,884,000
 Accumulated deficit                       (7,019,948)       (5,230,073)
 Less: Treasury stock, at cost                (81,907)          (81,907)
                                          -----------       -----------
                                            4,145,580         6,572,108
                                          -----------       -----------
                                          $ 4,391,046       $ 7,245,862
                                          ===========       ===========

The accompanying notes are an integral part of these balance sheets.

                              ASHA CORPORATION
                          STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1998

                                               1997           1998
                                           -----------    -----------
REVENUES:
   Licenses                                $ 1,000,000    $ 5,500,000
   Contract and other services                 295,131        184,883
                                            ----------     ----------
                                             1,295,131      5,684,883
                                            ----------     ----------
OPERATING EXPENSES:
   Research and development                  1,187,411      1,604,964
   Officers salaries                           358,537        392,697
   Legal and accounting                        251,458         81,119
   Patent application                           28,338        185,477
   Taxes and licenses                           36,469        130,483
   General and administrative                1,122,752      1,064,748
   Depreciation and amortization                58,933        104,912
                                            ----------     ----------
                                             3,043,898      3,564,400
                                            ----------     ----------
     Income (Loss) from operations          (1,748,767)     2,120,483

OTHER INCOME (EXPENSE):
   Loss from investment in affiliate          (861,257)      (534,467)
   Interest income                              47,698        270,196
   Interest expense                           (358,744)       (29,038)
   Gain on disposal of equipment                    --          7,126
   Gain on sale of short-term investments       12,915             --
                                            ----------     ----------
                                            (1,159,388)      (286,183)
                                            ----------     ----------
     Income (Loss) before provision for
       income taxes                         (2,908,155)     1,834,300

PROVISION FOR INCOME TAXES                         800         44,425
                                           -----------    -----------
NET INCOME (LOSS)                          $(2,908,955)   $ 1,789,875
                                           ===========    ===========
BASIC EARNINGS (LOSS) PER SHARE            $      (.39)   $       .21
                                           ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                7,492,454      8,725,168
                                           ===========    ===========
DILUTED EARNINGS(LOSS)PER SHARE            $      (.39)   $       .20
                                           ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  AND EQUIVALENTS OUTSTANDING                7,492,454      9,044,216
                                           ===========    ===========








The accompanying notes are an integral part of these financial statements.

                              ASHA CORPORATION
                     STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1998

                                   Additional                         Total
                  Common   Stock    Paid-in   Accumulated Treasury Stockholders'
                  Shares   Amount   Capital     Deficit     Stock    Equity
                 --------- ------  ---------- ----------- --------- -----------
BALANCE,
 Sept. 30, 1996  7,076,217   $ 71  $5,926,456 $(4,110,993) $(81,907) $1,733,627

 Public offering
 of common stock,
 net of related
 expenses        1,437,500     14   4,616,377          --        --   4,616,391


 Issuance of
 common stock,
 due to exercise
 of stock options   73,386      1      287,378         --        --     287,379

 Fair value of
 common stock
 issued in
 connection with
 the sale of units  64,290      1      224,999         --        --     225,000

 Fair value of
 warrant issued to
 a bank                 --     --       40,000         --        --      40,000

 Consultant expense
 incurred in con-
 nection with issuance
 of stock options       --     --      152,138         --        --     152,138

 Net  loss              --     --           -- (2,908,955)       --  (2,908,955)
                 ---------   ----   ---------- -----------  --------  ----------
BALANCE,
 Sept.30, 1997   8,651,393     87   11,247,348 (7,019,948)   (81,907) 4,145,580

 Issuance of
 common stock,
 due to exercise
 of stock
 options           146,830      1      636,652         --         --    636,653


 Net income            --      --           --  1,789,875         --  1,789,875
                 ---------   ----  -----------  ---------   -------- -----------
BALANCE,
 Sept.30, 1998   8,798,223    $88  $11,884,000$(5,230,073)  $(81,907)$6,572,108
                 =========   ====  =========== ===========  ======== ===========


The accompanying notes are an integral part of these financial statements.

                              ASHA CORPORATION
                          STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1998

Statement of Cash Flows                                       1997         1998
                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                      $(2,908,955)   $ 1,789,875
   Adjustments to reconcile net income (loss) to
     net cash used in operating activities:
       Depreciation and amortization                           58,933        118,539
       Interest expense in connection with
       stock and warrants                                     265,000             --
       Commission expense relating to units                   101,000             --
       Consultant expense relating to issuance of
       stock options                                          152,138             --
       Gain on sale of short-term investments                 (12,915)            --
       Loss on investment in affiliate                        861,257        534,467
       Changes in operating assets and liabilities:
         Accounts receivable                                  191,949     (2,755,194)
         Prepaid expenses and other                            (9,037)         9,673
         Accounts payable                                      12,581        (36,843)
         Payroll and related                                   18,522         92,221
         Accrued professional fees                                 --         12,750
         Other accrued liabilities                              3,117         23,680
                                                           ----------     ----------
          Net cash provided used in
          operating activities                             (1,266,410)      (210,832)
                                                           ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of short-term investments               260,463             --
   Proceeds from sale of property and equipment                    --         15,671
   Purchases of property  and equipment                       (58,678)      (512,319)
   Investment in affiliate                                   (859,372)      (534,467)
                                                           ----------     ----------
     Net cash used in investing activities                   (657,587)    (1,031,115)
                                                           ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments under line of credit                           (275,000)            --
   Borrowings of long-term debt                                    --        370,000
   Repayments of long-term debt                                    --        (33,520)
   Proceeds from issuance of common stock                   4,616,391             --
   Proceeds from exercise of stock options                    287,379        636,653
   Proceeds from sale of units                                799,000             --
   Repayment of notes relating to units                      (900,000)            --
                                                           -----------    ----------
       Net cash provided by financing
       activities                                           4,527,770        973,133
                                                           ----------     ----------
   Net increase (decrease)in cash and cash equivalents      2,603,773       (268,814)

   Cash and cash equivalents at beginning of year              13,581      2,617,354
                                                           -----------    -----------
   Cash and cash equivalents at end of year                $2,617,354     $2,348,540
                                                           ==========     ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest                                  $   94,000     $   29,000
                                                           ==========     ==========
   Cash paid for income taxes                              $      800     $   47,000
                                                           ==========     ==========


The accompanying notes are an integral part of these financial statements.

                              ASHA CORPORATION
                       NOTES TO FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1998

1.    THE COMPANY

ASHA Corporation (the Company) is incorporated in the State of Delaware. The Company's operations include the design, development and marketing of automobiles, automobile components and accessories. Manufacturing and distribution are expected to be contracted to other companies through licensing, joint venture or other arrangements. During fiscal 1997 and 1998, all of the Company's revenues were related to its GERODISC product. The GERODISC is an automated hydro-mechanical traction control device.

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

2.    BUSINESS RISKS AND FUTURE OPERATION

The Company is subject to numerous business risks at this stage of its development. These risks include, but are not limited to, the Company's accumulated deficit, the uncertainty of market acceptance of the Company's GERODISC product into the U.S. automotive industry, the dependence upon primarily one product(GERODISC) and one customer, and potential competition.

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

      REVENUE RECOGNITION

The Company recognizes revenue from license fees in the period the license fee is earned. Service revenues are recognized as the service is performed.

      RESEARCH AND DEVELOPMENT

Costs associated with developing and testing new concepts and designs are expensed as incurred. All research and development and patent acquisition costs have been expensed through September 30, 1998.

      SIGNIFICANT CUSTOMERS

During fiscal 1998, revenues from one customer (see Note 4) represented 95 percent of the Company's total revenues. At September 30, 1998, receivables from the same customer accounted for 99 percent of the Company's accounts receivable balance.

During fiscal 1997, revenues from one customer (see Note 4) represented 79 percent of the Company's total revenues. At September 30, 1997, a receivable from another customer accounted for 99 percent of the Company's accounts receivable balance.

      CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

The Company maintains cash balances in highly qualified financial institutions. At various times such amounts are in excess of insured limits.

      PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost, including significant expenditures that increase the asset lives. Ordinary maintenance and repairs are charged to operations as incurred. When assets are sold or otherwise disposed of, the cost and accumulated deprecation or amortization are removed from the accounts and any resulting gain or loss is recognized. Realization of property and equipment is periodically reviewed in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets."

Depreciation and amortization is computed on straight-line and accelerated methods over estimated useful lives of five to seven years.

      EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per share." Earnings (loss) per share for the years ended September 30, 1997 and 1998 are based on the weighted average number of shares outstanding plus the dilutive effects of stock options. For the year ended September 30, 1997, stock options were not included as their effect would be anti-dilutive.

The weighted average number of shares outstanding for the years ended September 30, 1997 and 1998 were 7,492,454 and 8,725,168, respectively. The options to purchase approximately 5,500 shares were not included in the computation of 1998 diluted net income per share because such options would be anti-dilutive.

      NEW AUTHORITATIVE PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This statement, which is effective for all reporting periods beginning in 1998, requires the prominent disclosure of all components of Comprehensive Income, as defined. For the years ended September 30, 1997 and 1998, the Company had no Comprehensive Income items.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, which is effective for all reporting periods beginning in 1998, redefines the way publicly held companies report information about segments. Based upon the Company's assessment of this pronouncement, it has determined that it will continue to report on an integrated one segment basis.

      RECLASSIFICATIONS

Certain amounts in prior years have been reclassified to conform to the current year's presentation.

4.    LICENSING AGREEMENTS

In August 1993, the Company entered into a licensing agreement with New Venture Gear, Inc. (NVG) to manufacture and market one of its products (the GERODISC). The agreement also calls for the Company to receive a royalty for each unit produced under the agreement.

In December 1994, the Company and NVG amended the license agreement to provide that in the event NVG is awarded a production program by a major original equipment manufacturer (OEM), NVG will pay $1,000,000 to the Company at the beginning of the first model year of production, in addition to the amounts discussed above. The $1,000,000 was recognized as revenue in fiscal 1995 as the amount will be paid irrespective of any units ever being produced and with no further performance required on the part of the Company. At September 30, 1997 and 1998, this receivable is included in accounts receivable at its discounted present value of $885,995 and $1,000,000, respectively. In October 1998, this receivable was paid in full by NVG.

On January 5, 1998, the Company entered into a license agreement with NVG granting a worldwide nonexclusive license to GERODISC. Under the terms of the agreement, NVG is obligated to pay the Company a license fee of $5,100,000 payable in two equal installments. The first installment was paid in January 1998, with the remaining installment due in January 1999. The agreement also provides for royalty payments on each unit produced under this agreement. The Company recorded $5,100,000 as license revenue in fiscal 1998 as the license fee was solely for the right to manufacture and market the GERODISC with no additional performance requirements. The license revenue is included in the accompanying statements of operations.

On December 29, 1994, the Company entered into an agreement with DANA Corporation (DANA) in which the Company licensed DANA the right to manufacture and market GERODISC. The license agreement provides for a licensing fee of $2,000,000, of which $1,000,000 was paid in February 1995 and $1,000,000 was paid in January 1996. In addition, the Company will receive a royalty on each unit produced under the agreement. In fiscal 1998, the Company was entitled to approximately $600,000 in royalties from DANA; however DANA has refused payment and the Company is enforcing the agreement through legal actions. Due to the pending litigation, the Company did not record these royalties in the accompanying statement of operations.

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

5.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 1997 and
1998:
                                                    1997       1998
                                                  --------  ----------

       Vehicles                                   $ 70,378  $   72,186
       Furniture and fixtures                      103,284     356,082
       Machinery and equipment                     379,383     602,510
       Leasehold improvements                       35,667      35,667
                                                  --------  ----------
                                                   588,712   1,066,445
       Accumulated depreciation and
         amortization                             (396,439)   (496,063)
                                                  --------  ----------
                                                  $192,273  $  570,382
                                                  ========  ==========

6.    INVESTMENT IN AFFILIATE

On August 11, 1994, the Company entered into a joint venture agreement with TAISUN Automotive Pte. Ltd., a Singapore corporation, which is 85 percent owned by a principal shareholder of the Company. The joint venture is operated through ASHA-TAISUN Pte. Ltd. (ASHA-TAISUN), a Singapore corporation. This investment was recorded on the equity method.

ASHA-TAISUN is a holding company, which through its 85 percent-owned subsidiary, Jiaxing Independence Auto Design and Development Co., Ltd. (Jiaxing Auto), is developing automobile manufacturing facilities in Jiaxing, China. In December 1997, ASHA-TAISUN increased its ownership interest in Jiaxing Auto to 95%.

In 1997, the Company has recorded its investment in ASHA-TAISUN at its invested capital contributions less its share of the operating losses. In 1997 and 1998 the Company recorded its share of losses relating to this investment of $861,257 and $534,467, respectively. As of September 30, 1998, management believes the investment of $609,560 represents the realizable value of this investment.

During fiscal 1998, the Company reduced its ownership in ASHA-TAISUN to 18 percent. As the Company owns less than 20 percent of ASHA-TAISUN and does not believe they exercise significant influence, the investment is now recorded on the cost method. Furthermore, the Company has no additional financial commitments related to this investment. In exchange for the decreased ownership, the Company will receive royalty payments in the amount of $100 per unit produced going forward.

7.    NOTES PAYABLE AND SHORT TERM BORROWINGS

In February 1998 the Company renewed its line of credit with a bank. Under the revised terms, the Company may borrow up to $750,000 at the prime rate plus 1 percent (9.5 percent at September 30, 1998). This line is secured by substantially all of the assets of the Company. The line of credit provides for monthly interest payments, with the outstanding principal due in full at maturity. No amounts were outstanding on the line as of September 30, 1997 and 1998.

In April 1998, the Company entered into an agreement with a bank providing for a term loan, bearing interest at 8.75 percent. The loan provides for monthly payments of principal and interest expiring in April 2003. The loan is secured by all of the equipment of the Company. Borrowings outstanding under this loan were $63,936 as of September 30, 1998.

In February 1998, the Company entered into an agreement with a bank providing for a term loan, bearing interest at the prime rate plus 1 percent (9.5 percent at September 30, 1998). The loan provides for monthly payments of principal and interest expiring in March 2003. The note is secured by all of the Company's computer hardware and software. Borrowings outstanding under this loan were $272,544.

The following summarizes the required principal debt payments as of September 30, 1998:

           Year ending September 30:
              1999                       $ 63,638
              2000                         70,101
              2001                         77,197
              2002                         84,916
              2003                         40,628
                                         --------
                                         $336,480
                                         ========

8.    EQUITY TRANSACTIONS

      PUBLIC OFFERING

In June 1997, the Company completed a public offering of its common stock. The Company sold 1,437,500 shares at a price of $4.00 per share. The gross and net proceeds relating to the offering were $5,750,000 and $4,616,391, net of related expenses. In connection with the offering, the Company issued to the representatives of the underwriter a warrant to purchase up to 125,000 shares of common stock at $5.00 per share. The warrant is exercisable beginning in June 1998 and expires in June 2002.

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

      STOCK OPTION PLANS

In August 1993, the Company's Board of Directors approved the 1993 Nonqualified Stock Option Plan in which any employee, officer, director or consultant that the Board, in its sole discretion, designates is eligible to participate. At September 30, 1998, no options were outstanding under this plan.

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

On July 1, 1997, the Company's Board of Directors adopted amendments to the 1994 Stock Option Plan to increase the number of shares of Common Stock which may be subject to options granted under the plan to 1,000,000; to allow the exercise price of options to be paid by means other than cash; and to allow the exercise price of options to be paid by means other than cash; and to allow options to be granted with reload options provisions. On December 16, 1997, the Company's Board of Directors adopted an additional amendment to increase the number of shares of Common Stock which may be subject to options granted under the plan to 1,400,000. These amendments were approved by the Company's shareholders on April 3, 1998. On October 28, 1998, the Board of Directors adopted an additional amendment to increase the number of shares of Common Stock which may be subject to options granted under the plan to 1,800,000.

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

Under the provision of SFAS 123, equity instruments granted to non-employees are excluded from the pro forma disclosure requirements and are recorded as compensation expense at fair value in the accompanying statements of operations. During fiscal 1997, the Company recorded consulting expense of $152,138 in connection with stock options granted to two non-employees.

The Company adopted SFAS No. 123, "Accounting for Stock Based Compensation" in 1996. As allowed by SFAS No. 123, the Company has elected to continue to measure compensation cost under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and comply with the pro forma disclosure requirements of the new standard.

A summary of the Company's outstanding stock options and activity follows for the years ended September 30, 1997 and 1998:

                                     1997                    1998
                              -------------------    ---------------------
                              Shares    Weighted      Shares    Weighted
                               under    Average        under    Average
                              options   Ex. Price     options   Ex. Price
Outstanding at beginning      -------   ---------    ---------  ----------
  of year                     270,356    $ 4.01        933,872   $ 4.60
Granted                       750,736      4.74        360,029     5.45
Exercised                     (73,386)     3.92       (146,830)    4.35
Forfeited                     (13,834)     4.06           (515)    3.69
                              -------    ------      ---------   ------
Outstanding at end of year    933,872    $ 4.60      1,146,556   $ 4.90
                              =======    ======      =========   ======
Exercisable at end of year    864,572    $ 4.28      1,102,456   $ 4.73
                              =======    ======      =========   ======
Weighted average fair value
  of options granted                     $ 1.87                  $ 2.98
                                         ======                  ======

The following table summarizes information about stock options outstanding at September 30, 1998:

                                           Weighted Average
                                              Remaining
     Exercise Price    Number Outstanding   Contractual Life     Exercisable
    ----------------  -------------------- ------------------   -------------
      $3.69-$5.44         1,132,306            1.44 years        1,088,206
      $5.88-$6.28            14,250            2.01 years           14,250
                      --------------------                      -------------
                          1,146,556                              1,102,456
                      ====================                      =============

As permitted by SFAS 123, the Company continues to apply the accounting rules of APB 25 governing the recognition of compensation expense from its stock option plans. Such accounting rules measure compensation expense on the first date at which both the number of shares and the price are known. Under the Company's plans, this would typically be the grant date. To the extent that the exercise price equals or exceeds the market value of the stock on the grant date, no expense is recognized. Compensation expense is recognized for options where the market value of the stock on the grant date exceeds the exercise price. The compensation expense is recognized immediately if vesting is at issuance or ratably over the vesting period if the options vest over time.

Had the Company applied the fair value based method of accounting, which is not required, to all grants of stock options, under SFAS 123, the Company would have recorded additional compensation expense and computed pro forma net income (loss) and earnings (loss) per share amounts as follows for 1997 and 1998:

                                                1997           1998
                                             -----------    -----------
       Additional compensation expense       $ 1,136,095    $ 1,073,802
       Pro forma net income (loss)           $(3,657,778)   $ 1,081,166
       Pro forma earnings (loss) per share
              Basic                          $      (.49)   $       .12
              Diluted                        $      (.49)   $       .12

The pro forma effect on net income (loss) for fiscal years 1997 and 1998 may not be representative of the effect on net income (loss) of future years because the SFAS 123 method of accounting for pro forma compensation expense has not been applied to options granted prior to October 1, 1995.

These pro forma amounts were determined by estimating the fair value of each option on its grant date using the Black-Scholes option-pricing model. The following assumptions were applied: (I) risk-free interest rates ranging from
5.3 percent to 6.3 percent for all years, (ii) expected lives of 3 years for all periods, (iii) expected volatility of 60 percent for 1997 and 79 percent in 1998, and (iv) no expected dividends.

     STOCK WARRANTS

A summary of the Company's outstanding warrants and activity for the years ended September 30, 1997 and 1998 follows:

                                    1997                   1998
                            --------------------     -------------------
                            Shares    Weighted       Shares   Weighted
                             Under     Average        Under    Average
                            Options   Ex. Price      Options  Ex. Price
                            --------------------     -------------------

Outstanding at beginning
  of year                       -          -           143,750    $4.87
Granted                      143,750    $4.87             -          -
Exercised                       -          -              -          -
Forfeited                       -          -              -          -
                             ------------------       -------------------
Outstanding at end of year   143,750    $4.87          143,750    $4.87
                             ==================       ===================
Exercisable at end of year    18,750    $4.00          143,750    $4.87
                             ==================       ===================

The weighted average fair value of warrants granted in fiscal 1997 was $2.18. As of September 30, 1998, all outstanding warrants have a weighted average contractual remaining life of 1.6 years.

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

A balance of 45,523 shares are available for issuance under this plan at September 30, 1998. No stock has been issued under this plan since fiscal 1990.

      DIRECTOR STOCK COMPENSATION PLAN

In June 1994, the Company's Board of Directors approved a Director Stock Compensation Plan and have reserved 20,000 shares of the Company's common stock for issuance in exchange for services provided to the Company outside of their regular duties as directors. All members of the Board of Directors will be eligible to receive shares under the plan. A balance of 10,000 shares are available for issuance under this plan at September 30, 1998. No shares have been issued since fiscal 1994.

9.   INCOME TAXES

The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income tax assets or liabilities are computed based on the temporary difference between the financial statement and income tax basis of assets and liabilities using the current marginal income tax rate. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period.

The provisions for income taxes for the years ended September 30, 1997 and 1998 are as follows:

                                                 1997         1998
                                              ----------   ----------
       Current:
          Federal                            $         -   $   43,625
          State                                      800          800
                                              ----------   ----------
                                                     800       44,425
                                              ----------   ----------
       Deferred                                        -            -
                                              ----------   ----------
          Provision for income taxes          $      800   $   44,425
                                              ==========   ==========

Differences between the provision for income taxes and income taxes at the statutory federal income tax rate for the years ended September 30, 1997 and 1998 are as follows:

                                            1997                 1998
                                      -----------------    ----------------
       Income tax provision(benefit)
       at statutory federal rates     $(988,773)  (34%)     $623,662     34%


       State income taxes, net of
       federal benefit                      800     -        107,020      6%

       Tax benefits not recognized      988,773    34%              -    -

       Net operating loss carryforward        -     -       (686,257)   (38%)
                                      -----------------     ----------------
                                      $     800     0%      $ 44,425      2%
                                      =================     ================

Under SFAS No. 109, deferred tax assets are recognized for temporary differences that will result in deductible amounts in future periods. The components of the deferred income tax assets at September 30, 1997 and 1998 are as follows:

                                                 1997         1998
                                              ----------   ----------
       Loss in investment                     $  946,371   $1,179,220
       Capitalized research and
         development costs                       271,281      102,844
       Net operating loss carryforwards        1,645,969      817,964
       Other, net                                 46,093       28,153
                                              ----------   ----------
       Less: Valuation reserve                 2,909,714    2,128,181
                                              (2,909,714)  (2,128,181)
                                              ----------   ----------
                                              $        -   $        -
                                              ==========   ==========

Realization of the net deferred income tax asset is dependent on generating sufficient taxable income during the periods in which temporary differences will reverse. Due to the Company's limited operating history and the uncertainty of long-term profitability, a valuation reserve equal to the deferred income tax asset has been recorded.

The net operating loss carryforward as of September 30, 1998 for federal tax purposes is approximately $2,400,000, and expires beginning in 2010.

10.   COMMITMENTS

      LEASE COMMITMENTS

The Company leases its facility under an operating lease agreement with monthly payments of approximately $10,435 through May, 2003. Rent expense under this agreement was approximately $68,000 and $96,000 for the years ended September 30, 1997 and 1998 respectively.

The Company also leases certain equipment under operating lease agreements that expire at various dates through April 2001.

Minimum future obligations under these agreements are as follows:

        Years ending September 30,

                 1999                                  $172,000
                 2000                                   165,000
                 2001                                   152,000
                 2002                                   145,000
                 2003                                    97,000
                                                       --------
                                                       $731,000
                                                       ========

    11.  401(k) PLAN

The Company has a 401(K) Plan under which all eligible employees may contribute up to 15 percent of their compensation. The Company matches contributions in the amount of 10 percent of all elective deferrals, and, at the Company's option, may contribute annually up to 15 percent of the total compensation of all eligible employees. During the years ended September 30, 1997 and 1998, the Company made $5,030 and $8,230, respectively, in matching contributions under this plan.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ASHA CORPORATION


Dated:  December 22, 1998        By /s/ John C. McCormack
                                    John C. McCormack, Chairman of the Board,
                                    President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     SIGNATURES                        TITLE                   DATE


/s/ John C. McCormack          Chairman of the Board,    December 22, 1998
John C. McCormack              President and Chief
                               Executive Officer and
                               Director

/s/ Steven E. Sanderson        Chief Financial Officer   December 22, 1998
Steven E. Sanderson            (Principal Financial and
                               Accounting Officer)


___________________________    Director
Robert J. Sinclair


/s/ Lawrence Cohen             Director                  December 22, 1998
Lawrence Cohen


/s/ Nick P. Bartolini          Director                  December 22, 1998
Nick P. Bartolini


/s/ Erick A. Reickert          Director                  December 22, 1998
Erick A. Reickert


/s/ David D. Jones             Director                  December 22, 1998
David D. Jones