Form 10QSB
period 1998-12-31
ASHA CORP
filed 1999-02-16
CIK 789547

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the quarterly period Ended December 31, 1998


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

                              Yes [ X ]   No [   ]


There were 8,800,115 shares of the Registrant's $.000001 par value Common Stock outstanding as of December 31, 1998.

                               ASHA CORPORATION
                                 FORM 10-QSB

                                    INDEX
                                    -----


Part I.  Financial Information

Item 1.  Financial Statements                                         Page

         Balance Sheets - December 31, 1998 and September 30, 1998     3-4

         Statement of Operations for the three month periods ended
         December 31, 1998 and 1997                                    5

         Statement of Cash Flows for the three month period ended
         December 31, 1998 and 1997                                    6

         Notes to Consolidated Financial Statements                    7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           9-12

Part II. Other Information and Signatures                              13

         Signatures                                                    14

                               ASHA CORPORATION
                                BALANCE SHEETS

                                       December 31,         September 30,
                                          1998                  1998
                                       (Unaudited)
                                       ------------         -------------

ASSETS

  Current assets:
  Cash and cash equivalents             $1,923,211           $2,348,540
  Marketable Securities                    346,394                --
  Accounts receivable                    2,722,642            3,653,200
  Prepaid expenses and other                17,521               64,183
                                        ----------           ----------
     TOTAL CURRENT ASSETS                5,009,768            6,065,923
                                        ----------           ----------
  Property and equipment, at cost,
   net of accumulated depreciation
   and amortization                        632,940              570,382
                                        ----------           ----------
 Other Assets:
   Investment in affiliate                 609,557              609,557
   Deposits                                  6,834                  --
                                        ----------           ----------
     TOTAL OTHER ASSETS                    616,391              609,557

     TOTAL ASSETS                       $6,259,099           $7,245,862
                                        ==========           ==========


























See accompanying notes to financial statements.

                             ASHA CORPORATION
                              BALANCE SHEETS

                                         December 31,       September 30,
                                             1998               1998
                                          (Unaudited)
                                         ------------        ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
   Accounts payable                       $   161,734        $    78,000
   Accrued payroll and related                148,851            198,111
   Accrued professional fees                   16,500             30,000
   Accrued other liabilities                   52,102             31,163
   Current portion of long term debt           71,321             63,638
                                          -----------        -----------
     TOTAL CURRENT LIABILITIES                450,508            400,912
                                          -----------        -----------
   NOTE PAYABLE - net of current portion      255,129            272,842
                                          -----------        -----------
     TOTAL LIABILITIES                        705,637            673,754
                                          -----------        -----------
  Stockholders' Equity:
   Preferred stock, $.0001 par value:
    Authorized - 10,000,000 shares,
    no shares issued or outstanding                --                 --
   Common stock, $.00001 par value,
    Authorized - 20,000,000 shares
    Issued and outstanding - 8,800,115
    shares at Dec. 31, 1998 and
    8,798,223 at September 30, 1998                88                 88
   Additional paid-in capital              11,890,976         11,884,000
   Accumulated deficit                     (6,255,695)        (5,230,073)
   Less: Treasury Stock at cost               (81,907)           (81,907)
                                           ----------         ----------
     TOTAL STOCKHOLDERS' EQUITY             5,553,462          6,572,108
                                           ----------         ----------
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                 $6,259,099         $7,245,862
                                           ==========         ==========















See accompanying notes to financial statements.

                              ASHA CORPORATION
                           STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                (UNAUDITED)

                                               1998           1997
                                           -----------    -----------
REVENUES:
   Contract and other services             $   103,006    $   440,392
                                           -----------    -----------

OPERATING EXPENSES:
   Research and development                    533,089        294,929
   Officers  salaries                          110,817        105,748
   Legal and accounting                         53,380         79,638
   Patent application                           48,771             --
   Taxes and licenses                           30,441         16,505
   General and administrative                  346,029        251,749
   Depreciation and amortization                32,242         20,884
                                           -----------     ----------
                                             1,154,769        769,453
                                           -----------     ----------
   Loss from operations                     (1,051,763)      (329,061)

OTHER INCOME (EXPENSE):
   Loss from investment in affiliate                --       (180,616)
   Interest income                              40,193         63,993
   Interest expense                            (13,252)          (394)
                                           -----------    -----------
                                                26,941       (117,017)
                                           -----------    -----------
     Loss before provision for
       income taxes                         (1,024,822)      (446,078)

PROVISION FOR INCOME TAXES                         800            800
                                           -----------    -----------
NET LOSS                                   $(1,025,622)   $(  446,878)
                                           ===========    ===========
BASIC EARNINGS PER SHARE                   $      (.12)   $      (.05)
                                           ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                8,805,985      8,674,156
                                           ===========    ===========













See accompanying notes to the financial statements.

                               ASHA CORPORATION
                            STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                  (UNAUDITED)

                                             1998              1997
                                          -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                $(1,025,622)      $ (446,878)
  Adjustments to reconcile
   net loss to net cash provided
   by (used in) operating activities:
  Depreciation and amortization                32,242            20,884
  Accrued interest on long-term
   receivable                                      --           (33,743)
  Loss on investment in affiliate                  --           180,616
  Changes in assets and liabilities:
   Decrease (increase) in:
    Accounts receivable                       930,561          (234,931)
    Prepaid expenses                           46,662              (534)
    Deposits                                   (6,834)
   Increase (decrease) in:
    Accounts payable                           83,734            34,027
    Accrued payroll and related               (49,260)               --
    Accrued professional fees                 (13,500)               --
    Accrued other liabilities                  20,939            16,015
                                          -----------       -----------
Net cash (used in) provided
       by operating activities                 18,922          (464,544)
                                          -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments         (346,394)               --
  Additions to property and equipment         (94,800)          (25,474)
  Investment in affiliate                          --          (180,616)
                                          -----------       -----------
Net cash used in investing
   activities                                (441,194)         (206,090)
                                          -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments under line of credit             (10,033)               --
  Proceeds from issuance of common stock        6,976            15,001
                                          -----------       -----------
Net cash provided by (used in)
  financing activities                         (3,057)           15,001
                                          -----------       -----------

Net (decrease) increase in cash and
  cash equivalents                           (425,329)          655,633

  Cash and cash equivalents at beginning
   of period                                2,348,540         2,617,354
                                          -----------       -----------
  Cash and cash equivalents at end
   of period                              $ 1,923,211       $ 1,961,721
                                          ===========       ===========

See accompanying notes to financial statements.

                               ASHA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)

PRESENTATION

The financial statements included herein have been prepared by ASHA Corporation without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make these financial statements not misleading; however, it is suggested that these financial statements and the accompanying notes be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

BUSINESS ACQUISITION

On January 8, 1999, the Company acquired all of the outstanding stock of McLaren Engines, Inc. in exchange for 150,000 shares of the Company's authorized but unissued Common Stock. Immediately prior to the acquisition, the Company assisted McLaren to complete a reorganization in which McLaren redeemed the stock of its two shareholders and issued new shares to McLaren's employees. The Company loaned McLaren $1,355,000 from its operating funds for the reorganization. McLaren also borrowed $2,454,000 from an unaffiliated bank to complete this reorganization. The reason for the acquisition of McLaren Engines is that McLaren and ASHA have many of the same car product development and drivetrain clients. Through integrating sales, marketing, and R&D engineering staff, ASHA looks to better serve the worldwide licensee base, adding new capabilities and core services, while improving net earnings.

CONCENTRATION OF CREDIT RISK

As of December 31, 1998, accounts receivable from New Venture Gear represented 100 percent of accounts receivable. For the three months ended December 31, 1998 revenue from New Venture Gear represented 100 percent of revenue.

MARKETABLE SECURITIES

As of December 31, 1998, marketable securities consist of US Treasury Stripped Zero Coupon Bond.

NET LOSS PER SHARE

Net loss per share is based on the weighted average number of common and common equivalent shares outstanding. Common stock equivalents were not considered in the calculation, as their effect would be antidilutive.

INCOME TAX

Provisions for income taxes consists of $800 minimum state income tax. The Company did not provide for federal income taxes due to net operating loss carryforwards.

CONTINGENT LIABILITIES

The Corporation co-signed a $40,000 note with Montecito Bank and Trust for the former Managing Director of Automotive Components in Research and Development. The note is secured by the former employee's residence.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following should be read in conjunction with the Company's Annual Report on Form 10-KSB and the attached Financial Statements and Notes of the Company.

The following discussion contains forward-looking statements that involve a number of risks and uncertainties. While this outlook represents the Company's current judgment in the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Factors that could cause results to differ materially from those projected in the forward-looking statements include: market acceptance of both Gerodisc and the World Car, acquisition of McLaren Engines, Inc., variability of quarterly operations, dependence on management, competition, political and economic risks of doing business in China, and the bureaucratic nature of the automobile industry.

THREE MONTHS ENDED DECEMBER 31, 1998 VERSUS THREE MONTHS ENDED DECEMBER 31,
1997

There was a net loss of $1,025,000 for the three months ended December 31, 1998 as compared to a net loss of $447,000 for the three months ended December 31, 1997. During the three months ended December 31, 1998, the Company had $103,000 in contract revenue as compared to $440,000 during the corresponding period last year. This was a result of a decrease in billable hours for prototype testing during the most recent period. Interest income for the period ended December 31, 1998 was $39,000 as compared to $64,000 for three months ended December 31, 1997. The reduction in interest income is due to the interest income that accrued on the note from New Venture Gear. This note matured in August, 1998 and was paid in October, 1998.

Operating expenses for the three months ending December 31, 1998 was $1,155,000 as compared to $769,000 for the corresponding period ending December 31, 1997. The increase of $386,000 is a result of the following: research and development costs increased by $239,000, officers salaries increased $5,000, legal and patent costs increased by $22,000, taxes and license expenses increased by $14,000, general and administrative costs increased by $94,000, and depreciation and amortization expense increased by $12,000. In addition to the increased operating expenses mentioned above interest expense increased by $13,000 because of finance costs associated with the purchase of engineering and fabrication software and hardware.

As previously noted, research and development costs increased by $239,000. Engineering salaries increased by $134,000 over the previous year because five additional engineers were employed within the past year to expedite the development of prototypes for the Gerodisc technology. Fabrication wages increased $52,000 as a result of employing an additional machinist, cost of living increases, and overtime costs associated with prototype production. Payroll taxes and related expenses increased as a direct result of increased payroll by $13,000. Additional building rents increased approximately $20,000 as additional square footage was acquired for planned expansion.

General and administrative costs increased by $94,000 as previously noted. Administrative salaries increased $30,000 for the three months ended December 31, 1998 as compared to the prior period, due to the addition of professional and administrative staff in anticipation of future growth and acquisition. Additional sales and marketing efforts in Europe attributed to $14,000 of the increased expenses. Wages and related benefits related to the After Market Program were approximately $42,000 for the period ended December 31, 1998. The Company's efforts to improve investor relations resulted in increased expenses of approximately $7,000.

The Company did not record any losses related to the investment in the ASHA-TAISUN Joint Venture during the three months ended December 31, 1998 as compared to a net loss of $180,000 for the prior year. The decrease was due to the transfer of technology to the Chinese investment. The Company reduced its ownership to 18% in exchange for royalties to be given per unit produced. The Company is maintaining approximately $600,000 of its investment on the balance sheet in anticipation of pending production and royalties.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the Company had working capital of approximately $4,600,000 as compared to working capital of approximately $5,665,000 at September 30, 1998. The decrease was primarily due to the net operating loss the Company recorded in the quarter ended December 31, 1998, and the $1,000,000 note receivable payment from New Venture Gear in October 1998.

On February 20, 1998, the Company renewed its $750,000 credit line with Montecito Bank & Trust. As of December 31, 1998 no advances had been made on the credit line. Amounts under the credit line bear interest at the prime rate, which is currently 7.75%, plus 1.0%, and the credit line is renewable on an annual basis. As of December, 1998, the annual rate of interest for the credit line was 8.75%. On February 20, 1998 the Company negotiated a 60 month $300,000 long-term note to partially finance the acquisition of engineering Computer-Aided-Design software. Amounts under the note bear interest at the prime rate plus 1.0%. The current rate being charged is 8.75%. On April 21, 1998 the Company negotiated a 60 month $70,000 long-term note to partially finance the acquisition of fabrication hardware and software. As of December, 1998 the annual rate of interest for the equipment note is 9.5%. The total amount owed to Montecito Bank and Trust as of December 31, 1998 is approximately $336,000. Principal payments on the above notes were $10,000 for the quarter ended December 31, 1998.

On January 5th 1998, the Company signed a license agreement with New Venture Gear, a major tier one supplier. The agreement provided for a $5,100,000 fee payable in two equal installments due respectively on January 31, 1998 and January 31, 1999. The Company received the first installment of $2,550,000 on January 31, 1998, as per the payment schedule. Payment has not been received as of February 11, 1999, but the Company expects to receive payment in full.

With the cash from the licenses, the Company believes it will have sufficient liquidity to maintain continued operations for the next twelve months.

Operating activities for the three months ended December 31, 1998 provided $2,000 of net cash as compared to $460,000 cash used in the three months ended December 31, 1997. The increase in cash provided by operating activities was primarily due to the first royalty installment of $1,000,000 from the New Venture Gear license agreement.

Investing activities for three months ended December 31, 1998 used $425,000 of cash as compared to $205,000 used for the comparable period in 1997. The Company invested $346,000 in United States securities during the current period. Fabrication equipment was purchased and other leasehold improvements were made which utilized approximately $95,000 of cash during the three months ended December 31, 1998. No investment was made in the ASHA-Taisun joint venture during the current year as compared to $181,000 invested during the three months ended December 31, 1997. The reduction in expenditures for the joint venture is due to the transfer of production responsibility to the Chinese operation, thus eliminating staff and support expenses at the Santa Barbara location.

On January 8, 1999, the Company acquired all of the outstanding stock of McLaren Engines, Inc. in exchange for 150,000 shares of the Company's authorized but unissued Common Stock. Immediately prior to the acquisition, the Company assisted McLaren to complete a reorganization in which McLaren redeemed the stock of its two shareholders and issued new shares to McLaren's employees. The Company loaned McLaren $1,355,000 from its operating funds for the reorganization. McLaren also borrowed $2,454,000 from an unaffiliated bank to complete this reorganization. The reason for the acquisition of McLaren Engines is that McLaren and ASHA have many of the same car product development and drivetrain clients. Through integrating sales, marketing, and R&D engineering staff, ASHA looks to better serve the worldwide licensee base, adding new capabilities and core services, while improving net earnings.

COMMITMENTS AND CONTINGENCIES

On February 2, 1999, the Company accessed $100,000 of its credit line with Montecito Bank and Trust to purchase various equipment and automobiles for prototype testing. The Company is in the process of applying for installment notes for equipment and will be repaying the advance on the line of credit.

YEAR 2000 ("Y2K") COMPLIANCE

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Systems at risk include information technology (IT) and non-IT systems. IT systems are computer hardware, software, and related networking equipment. Non-IT systems include telecommunications equipment, manufacturing and test equipment, HVAC, and security access. ASHA Corporation is addressing potential Year 2000 Issues, and believes that significant additional costs will not be incurred because of this circumstance.

     THE COMPANY'S STATE OF READINESS

Based on a recent assessment, ASHA Corporation has determined that it will be required to modify or replace minor portions of its hardware and software so that its computer systems will properly utilize dates beyond December 31, 1999. No assessments have been performed for the impact on McLaren Engines, Inc. as of this filing.

ASHA Corporation is initiating formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. However, there can be no guarantee that the systems of other companies on which ASHA's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with ASHA Corporation's systems, would not have material adverse effect on the Company.

ASHA Corporation will utilize both internal and external resources to reprogram, or replace, and test systems for Year 2000 modifications. The Company plans to complete the Year 2000 project within one year or not later than September 30, 1999.

     THE COSTS OF ADDRESSING OF COMPANY'S Y2K ISSUES

ASHA Corporation expects they Year 2000 project to be approximately $20,000. Of the total project cost, approximately 80% is attributable to the purchase of new hardware and/or software which will be capitalized. The remaining 20%, which will be expensed as incurred over the current year, is not expected to have a material effect on the results of operations. To date, ASHA has incurred insignificant expenses related to the assessment of, and preliminary efforts in connection with, its Year 2000 project and the development of a remediation plan.

The costs of the project and the date on which ASHA Corporation plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

     THE RISKS OF THE COMPANY'S Y2K ISSUES

ASHA Corporation is in the process of determining the impact of the Y2K issue. Worst case scenarios have not yet been explored. The Company is uncertain what, if any, material effects the Y2K issue will have on its financial condition. A formal assessment of the Company's Y2K risks is expected to be completed by mid-1999.

     THE COMPANY'S CONTINGENCY PLANS

ASHA Corporation will develop contingency plans as needed based on the examination if Y2K issues and worst case scenarios.

                         PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

In June 1998, Dana terminated a license agreement with the Company to manufacture and market the Company's GERODISC System Technology for front and rear axles, just prior to the start of volume production for the 1999 Jeep Grand Cherokee vehicle program.

On September 9, 1998, the Company filed a lawsuit against Dana in the United States District Court for the Eastern District of Michigan, Southern Division. The Company's complaint, as amended, alleges that Data breached its obligations under the license agreement and that Data has been unjustly enriched by the information it obtained concerning the GERODISC System. The Company is seeking compensatory and punitive damages and attorneys' fees from Dana and preliminary and permanent injunctions against Data from using the GERODISC technology.

Dana filed a motion to dismiss certain claims included in the original complaint to which the Company responded and amended its complaint. The court has not yet ruled on the motion, and Dana has not yet filed its answer in this lawsuit.

ITEM 2.  CHANGES IN SECURITIES.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

The Company has not invested any money in its ABC Technology for the 3 months ending December 31, 1998. The expenditures for the prior year were for the development of the ABC technology and to technically support the Chinese factory in its testing of the pre-production vehicles. At the end of June 1998, the Company had finished transferring the technology for the ABC Taxi to the Chinese factory. The Company has chosen to reduce its ABC activities in relation to finding other ABC licensees due to the severe economic situations in South East Asia. The factory will begin limited production at the completion and evaluation of the 125 kilometer tests.

The Chinese Factory operation still expects to produce up to 10,000 vehicles annually. Original export expectations may be effected by recent economic events in Southeast Asia. The Company has completed its build of the production tooling and molds for JIAD. The Jiaxing facility have built 15 pre-production units. These units are undergoing various dynamic tests to prove durability and performance. Upon successful completion of such tests JIAD intends to commence production. JIAD exhibited the ABC Taxi (called "BUDDY" in China) at the Bejing auto exposition where it was favorably received. The Company has been advised by JIAD that it has orders from Taxi companies in Jiaxing and other provinces as well as from Mongolia.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.  The following exhibit is filed with this report:

          Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K.  None.




                                SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ASHA CORPORATION


Date:  February 15, 1999            By:/s/ John C. McCormack
                                       John C. McCormack, President


                                    By:/s/ Steve Sanderson
                                       Steve Sanderson, Chief Financial
                                       Officer

                               EXHIBIT INDEX
EXHIBIT                                               METHOD OF FILING
-------                                        ------------------------------
  27.     Financial Data Schedule               Filed herewith electronically