Form 10QSB
period 1999-03-31
MCLAREN AUTOMOTIVE GROUP INC
filed 1999-05-14
CIK 789547

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the quarterly period Ended March 31, 1999


                           Commission File No. 0-16176


                           McLAREN AUTOMOTIVE GROUP, INC.
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


                                ASHA CORPORATION
                         -------------------------------
                         (Former Name or Former Address,
                           if changed since last Report)



Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.               Yes [ X ]   No [   ]

There were 9,135,313 shares of the Registrant's Common Stock outstanding as of March 31, 1999.

                         McLAREN AUTOMOTIVE GROUP, INC.
                                 FORM 10-QSB

                                    INDEX


Part I.  Financial Information

Item 1.  Financial Statements                                       Page

         Consolidated Balance Sheets - March 31, 1999 and
         September 30, 1998                                          3-4

         Consolidated Statement of Operations for the three
         and six month periods ended March 31, 1999 and 1998         5

         Consolidated Statement of Cash Flows for the six
         month periods ended March 31, 1999 and 1997                 6-7

         Notes to Financial Statements                               8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                        10-15

Part II. Other Information and Signatures                           16

         Signatures                                                 16

                        McLAREN AUTOMOTIVE GROUP, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS


                                        March 31,           September 30,
                                          1999                  1998
                                       (Unaudited)
                                       -----------          -------------
ASSETS

  Current assets:
   Cash and cash equivalents            $2,406,300           $2,348,500
   Marketable Securities                   442,200                  --
   Accounts receivable                     803,400            3,653,200
   Inventory                                13,800                  --
   Prepaid expenses and other              100,000               64,200
                                        ----------           ----------
     TOTAL CURRENT ASSETS                3,765,700            6,065,900
                                        ----------           ----------
  Property and equipment, at cost,
   net of accumulated depreciation
   and amortization                      3,984,200              570,400
                                        ----------           ----------
  Other Assets:
   Investment in affiliate                 409,600              609,600
   Goodwill and other intangibles,
    at cost, net of accumulated
    amortization                           729,400                  --
   Other assets                             35,500                  --
                                        ----------           ----------
     TOTAL OTHER ASSETS                  1,174,500              609,600
                                        ----------           ----------
     TOTAL ASSETS                       $8,924,400           $7,245,900
                                        ==========           ==========





















See accompanying notes to consolidated condensed financial statements.

                       McLAREN AUTOMOTIVE GROUP, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS


                                           March 31,        September 30,
                                             1999               1998
                                          (Unaudited)
                                         ------------        -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
   Accounts payable                       $   362,400       $     78,000
   Customer deposits                          138,100                --
   Accrued liabilities                        393,900            259,300
   Current portion of notes payable           254,000             63,600
                                          -----------        -----------
     TOTAL CURRENT LIABILITIES              1,148,400            400,900
                                          -----------        -----------
   NOTES PAYABLE - net of current portion   2,612,500            272,900
                                          -----------        -----------
     TOTAL LIABILITIES                      3,760,900            673,800
                                          -----------        -----------
  Stockholders' Equity:
   Preferred stock, $.0001 par value:
    Authorized - 10,000,000 shares,
    No shares issued or outstanding                --                 --
   Common stock, $.00001 par value,
    Authorized - 20,000,000 shares
    Issued and outstanding - 9,135,313
    shares at March 31, 1999 and
    8,798,223 at September 30, 1998               100                100
   Additional paid-in capital              12,937,700         11,884,000
   Accumulated deficit                     (7,681,700)        (5,230,100)
   Less: Treasury Stock at cost               (81,900)           (81,900)
   Less: Unrealized loss on marketable
    securities                                (10,700)                --
                                           ----------         ----------
     TOTAL STOCKHOLDERS' EQUITY             5,163,500          6,572,100
                                           ----------         ----------
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                 $8,924,400         $7,245,900
                                           ==========         ==========











See accompanying notes to consolidated condensed financial statements.

                        McLAREN AUTOMOTIVE GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1999 AND 1998


                                    For the three months            For the six months
                                      Ended March 31                 Ended March 31
                                    1999          1998             1999           1998
                                (unaudited)    (unaudited)       (unaudited)  (unaudited)
                                -----------    -----------       -----------   -----------

REVENUES:
   License and right of refusal $        --    $ 5,214,500       $        --   $ 5,652,200
   Contract and other services    1,025,100             --         1,128,100         2,700
                                -----------    -----------       -----------   -----------
     TOTAL REVENUE                1,025,100      5,214,500         1,128,100     5,654,900

OPERATING EXPENSES:
   Research and development         596,100        434,000         1,129,200       751,000
   Cost of goods sold               463,400             --           463,400            --
   Selling, General
    and administrative            1,146,500        505,200         1,768,100       943,100
                                 ----------     ----------       -----------   -----------
                                  2,206,000        939,200         3,360,700     1,694,100
                                 ----------     ----------       -----------   -----------
   Income (loss) from operations (1,180,900)     4,275,300        (2,232,600)    3,960,800

OTHER (EXPENSE)                    (237,300)       (85,000)         (210,400)     (217,400)
                                  ---------    -----------       -----------   -----------
   Income (Loss) before provision
       for income taxes          (1,418,200)     4,190,300        (2,443,000)    3,743,400

PROVISION FOR INCOME TAXES            7,800          3,600             8,600         3,600
                                -----------    -----------       -----------   -----------
NET INCOME (LOSS)               $(1,426,000)   $ 4,186,700       $(2,451,600)   $3,739,800
                                ===========    ===========       ===========   ===========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING       8,955,557      8,664,184         8,952,577     8,663,665
                                ===========    ===========       ===========   ===========
NET INCOME (LOSS) PER SHARE
     BASIC AND DILUTED          $      (.16)   $       .48       $      (.27)   $      .43
                                ===========    ===========       ===========   ===========

COMPREHENSIVE INCOME (LOSS):

  Net Income (Loss)             $(1,426,000)   $ 4,186,700       $(2,451,600)   $3,739,800
  Loss on marketable securities     (10,700)            --           (10,700)           --
                                -----------    -----------       -----------    ----------
  Comprehensive income (loss)   $(1,436,700)   $ 4,186,700       $(2,462,300)   $3,739,800
                                ===========    ===========       ===========    ==========








See accompanying notes to the consolidated condensed financial statements.

                       McLAREN AUTOMOTIVE GROUP, INC.
               CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
              FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998

                                             1999              1998
                                          (unaudited)       (unaudited)
                                         -------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $(2,451,600)       $3,739,800
  Adjustments to reconcile
   net income (loss) to net cash pro-
   vided by operating activities:
    Depreciation and amortization             141,100            39,800
    Accrued interest on long-term
    receivable                                     --           (65,200)
    Loss on investment in affiliate           200,000           330,500
  Changes in operating assets and
  liabilities:
   Decrease (increase) in:
    Accounts receivable                     2,849,800        (2,870,300)
    Inventory                                 (13,800)               --
    Prepaid expenses and other                (35,800)         (278,000)
    Other assets                              (35,500)               --
   Increase (decrease) in:
    Accounts payable                          284,400            38,400
    Customer deposits                         138,100                --
    Accrued liabilities                       134,600           191,400
                                           ----------        ----------
Net cash provided by
    operating activities                    1,211,300         1,126,400
                                           ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities          (452,900)               --
  Additions to property and equipment      (3,557,100)         (146,000)
  Disposal of equipment                        11,500                --
  Additions to goodwill                      (738,700)               --
  Investment in affiliate                          --          (330,500)
                                           ----------        ----------
Net cash used in investing
    activities                             (4,737,200)         (476,500)
                                           ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments under line of credit            (475,000)               --
  Borrowing under line of credit              475,000                --
  Borrowing under notes payable             2,591,000           300,000
  Repayments under notes payable              (61,000)           (3,200)
  Proceeds from exercise of stock options     378,700            32,300
  Proceeds from issuance of common stock      675,000                --
                                           ----------        ----------
Net cash provided by financing
    activities                              3,583,700           329,100
                                           ----------        ----------


See accompanying notes to consolidated condensed financial statements.

                         McLAREN AUTOMOTIVE GROUP, INC.
                  CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998

                                            1999              1998
                                         (unaudited)       (unaudited)
                                        -------------      -----------
Net increase in cash and
   cash equivalents                            57,800          979,000

  Cash and cash equivalents at beginning
   of period                                2,348,500        2,617,400
                                           ----------       ----------
  Cash and cash equivalents at end
   of period                               $2,406,300       $3,596,400
                                           ==========       ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:

  Cash paid for interest                   $   72,800       $   14,300
                                           ==========       ==========
  Cash paid for income tax                 $   25,319       $    3,600
                                           ==========       ==========































See accompanying notes to consolidated condensed financial statements.

                        McLAREN AUTOMOTIVE GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

PRESENTATION

The financial statements included herein have been prepared by McLaren Automotive Group, Inc. (formerly ASHA Corporation, the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make these financial statements not misleading; however, it is suggested that these financial statements and the accompanying notes be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

In the opinion of the Company, these unaudited statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of McLaren Automotive Group, Inc. and subsidiary as of March 31, 1999, and the results of their operations and their cash flows for the three months and six months then ended.

BUSINESS ACQUISITION

On January 8, 1999, McLaren Automotive Group, Inc. (formerly ASHA Corporation) (the "Company") acquired all of the outstanding stock of McLaren Engines, Inc. ("McLaren") in exchange for 150,000 shares of the Company's authorized but unissued Common Stock. The acquisition was made pursuant to the terms of a Stock Purchase Agreement among the Company, McLaren and the shareholders of McLaren. Immediately prior to the acquisition, the Company assisted McLaren to complete a reorganization in which McLaren redeemed the stock of its two shareholders and issued new shares to McLaren's employees. The Company loaned McLaren $1,355,000 from its operating funds for the reorganization. McLaren also borrowed $2,454,000 from an unaffiliated bank to complete this reorganization. The reason for the acquisition of McLaren Engines is that McLaren and ASHA have many of the same car product development and drivetrain clients. Through integrating sales, marketing, and R&D engineering staff, the Company looks to better serve the worldwide licensee base, adding new capabilities and core services, while improving net earnings.

The consolidated financial statements include the amounts of the Company and McLaren since the date of acquisition. All intercompany balances and transactions have been eliminated in consolidation.

CONCENTRATION OF CREDIT RISK

As of March 31, 1999, four customers represented 40% and 61% of accounts receivable and sales, respectively.

STATEMENT OF CASH FLOWS

The Company recorded $10,700 decrease in fair value of marketable securities as of March 31, 1999.

MARKETABLE SECURITIES

As of March 31, 1999, marketable securities consist of US Treasury Stripped Zero Coupon Bond and NBD Bank Stock.

NET INCOME (LOSS) PER SHARE

Net income (loss) per share is based on the weighted average number of common and common equivalent shares outstanding. Common stock equivalents were not considered in the calculation, as their effect would be antidilutive.

INCOME TAX

Provisions for income taxes consist of $800 minimum state income tax for California and $10,000 for Michigan single business tax. The Company did not provide for federal income taxes due to net operating loss carryforwards.

CONTINGENT LIABILITIES

The Company co-signed a $40,000 note with Montecito Bank and Trust for the former Managing Director of Automotive Components in Research and Development. The note is secured by the former employee's residence.

NEW AUTHORITATIVE PROUNCEMENTS

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

RECLASSIFICATIONS

Certain amounts in prior periods have been reclassified to conform to the current period's presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following should be read in conjunction with the Company's Annual Report on Form 10-KSB and the attached consolidated condensed financial statements and notes of the Company.

The following discussion contains forward-looking statements that involve a number of risks and uncertainties. While this outlook represents the Company's current judgment in the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Factors that could cause results to differ materially from those projected in the forward-looking statements include: market acceptance of both Gerodisc and the World Car, acquisition of McLaren Engines, Inc., variability of quarterly operations, dependence on management, competition, political and economic risks of doing business in China, and the bureaucratic nature of the automobile industry.

THREE MONTHS ENDED MARCH 31, 1999 VERSUS THREE MONTHS ENDED MARCH 31, 1998

There was a net loss of $1,426,000 for the three months ended March 31, 1999 as compared to a net profit of $4,187,000 for the three months ended March 31, 1998. During the three months ended March 31, 1999, the Company had $1,025,000 in contract and service revenue as compared to $5,215,000 in licensing revenue during the corresponding period last year. The contract and service revenue is a direct result of the acquisition of McLaren Engines, Inc. The licensing revenue during the corresponding period last year was from the license agreement between the Company and New Venture Gear, a major tier one supplier. Interest income for the period ended March 31, 1999 was $18,000 as compared to $64,000 for three months ended March 31, 1998. The reduction in interest income was due to the interest income that accrued on the advance against royalties note from New Venture Gear that originated in 1997 and matured in August, 1998. This note was paid in October 1998. McLaren leases office space to small vendors on a month to month basis. The rental income for the three months ending March 31, 1999 was $12,000.

Operating expenses for the three months ending March 31, 1999 was $2,206,000 as compared to $939,000 for the corresponding period ending March 31, 1998. Direct cost of goods sold for the three months ended were $463,000. Additional selling, general and administrative expenses incurred with the acquisition of McLaren was $525,000. Operating expenses for the gerodisc business unit (now called "ASHA Advanced Engineering") increased by $232,000 as result of research and development costs increasing by $162,000, and $70,000 for selling, general and administrative expenses. Interest expense increased by $45,000 to service the additional debt incurred in connection with the acquisition of McLaren.

As previously noted, research and development costs increased by $162,000. Engineering salaries increased by $57,000 over the previous year because additional engineers were employed within the past year to expedite the development of prototypes for the Gerodisc technology. Recruiting expenses related to the increased personnel resulted in an additional $30,000 of expense.

Selling, general and administrative costs increased by $460,000 as previously noted, with $413,000 being attributed to the addition of McLaren. Wages and expenses related to the After Market Program were approximately $48,000 for the three months ended March 31, 1999. The Company retained an organizational development specialist to develop marketing and corporate strategies. The added expense for this program was approximately $30,000 for the current quarter.

The Company elected to decrease the carrying value of its 18% investment in the ASHA-TAISUN Joint Venture by $200,000 during the three months ended March 31, 1999. The Asian economic crisis has prompted the Company to re-evaluate its investment in the automotive plant in China. Orders from the Chinese automobile facility have not materialized to date as anticipated due to the current economic condition in that region. The Company is currently maintaining approximately $400,000 of its investment on the balance sheet in anticipation of pending production and royalties.

SIX MONTHS ENDED MARCH 31, 1999 VERSUS SIX MONTHS ENDED MARCH 31, 1998

During the six months ended March 31, 1999, the Company had approximately $1,128,000 in revenue compared to $5,655,000 in revenue during the corresponding prior year period. The decrease in revenue was the result of no license agreements being finalized during the current six months. A $5,100,000 license agreement with New Venture Gear, a major tier one supplier was signed and earned during the six months ended March 31, 1998. Additional sales of $1,025,000 earned by McLaren also contributed to income for the six months ended March 31, 1999. The corresponding cost of labor and parts incurred was approximately $463,000.

Operating expenses for the six months ended March 31, 1999, were approximately $1,667,000 greater than the corresponding prior year period. Of these expenses, approximately $988,000 was attributable to the operations of McLaren which includes $463,000 for cost of goods sold. Research and development expenses increased by approximately $378,000 for the six months ended March 31, 1999 as compared to the corresponding six months ended March 31, 1998. The increases are related to several factors, the most significant being the New Venture Gear license agreement which required substantial prototype development.

Fabrication wages and overtime increased by approximately $66,000 from the previous corresponding period due to the additional prototype development. Engineering salaries increased approximately $194,000 for the current fiscal period as compared to the previous period, due to the hiring of additional experienced engineering staff with expertise in project management.

Selling, general and administrative expenses increased by approximately $825,000 for the six months ended March 31, 1999 as compared to the six months ended March 31, 1998. The Company retained an organizational development specialist to develop marketing and corporate strategies. The added expense for this program was approximately $87,000 for the six months ended March 31, 1999. Wages and expenses related to the After Market Program were approximately $90,000 for the six months ended March 31, 1999.

The Company recorded a loss of $200,000 from investment in affiliate during the six months ended March 31, 1999 as compared to a loss of $330,000 for the six months ended March 31, 1998. Actual expenditures for the joint venture have ceased because the operational and production responsibility has been transferred to the Chinese operation. The Company also reduced its ownership to 18% in exchange for royalties to be given per unit produced. The Company is currently maintaining approximately $400,000 of its investment on the balance sheet in anticipation of pending production and royalties.

Interest income of $58,000 was substantially lower for the six months ended March 31, 1999 as compared to the interest income of $127,000 for the six months ended March 31, 1998. The available cash of $1,355,000 was used in connection with the McLaren acquisition and therefore reduced interest earned.

Interest expense of $73,000 for the six months ended March 31, 1999 was substantially higher than the $14,000 paid for the six months ended March 31, 1998. The most significant interest item for the current period is the interest expense associated with the debt acquired by McLaren Engines, Inc. during the purchase.

The net loss of $2,452,000 for the six months ended March 31, 1999 was a significant variance from the net profit of $3,740,000 for the six months ended March 31, 1998. The $5,100,000 revenue from the license agreement signed in the second quarter of the prior fiscal year was the primary contributor to prior year profits. The Company anticipates that the cash on hand from the second installment of the New Venture Gear licensing agreement, the $750,000
line of credit with Montecito Bank and Trust, and the $700,000   line of
credit with NBD Bank will be sufficient to maintain an adequate cash position for the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, the Company had working capital of approximately $2,617,000 as compared to working capital of approximately $5,665,000 at September 30, 1998. The decrease was primarily due to the net operating loss the Company recorded in the six months ended March 31, 1999. The Company's working capital is primarily attributed to the $5,100,000 revenue recorded for the New Venture Gear license agreement in January 1998 and the $1,000,000 note receivable payment from New Venture Gear in October 1998.

Operating activities for the six months ended March 31, 1999 provided $1,211,000 of net cash as compared to $1,126,000 cash provided in the six months ended March 31, 1998. The increase in cash provided by operating activities was primarily due to the first royalty installment of $1,000,000 from the New Venture Gear license agreement.

Investing activities for six months ended March 31, 1999 used $4,737,000 of cash as compared to $476,000 used during the comparable period in 1998. The Company invested $453,000 in securities during the current period. The Company has invested approximately $4,281,000 with the purchase of McLaren Engines, Inc. real estate and equipment. No investment was made in the ASHA-TAISUN joint venture during the current year as compared to $330,000 invested during the six months ended March 31, 1998. The carrying value of the investment in ASHA-Taisun was reduced by $200,000 in the current year as production is not at the anticipated level that management anticipated.

On January 8, 1999, the Company acquired all of the outstanding stock of McLaren Engines, Inc. in exchange for 150,000 shares of the Company's authorized but unissued Common Stock. The shares were valued at $675,000. Immediately prior to the acquisition, the Company assisted McLaren to complete a reorganization in which McLaren redeemed the stock of its two shareholders and issued new shares to McLaren's employees. The Company loaned McLaren $1,355,000 from its operating funds for the reorganization. McLaren also borrowed $2,454,000 from an unaffiliated bank to complete this reorganization. McLaren and the Company have many of the same car product development and drivetrain clients. By integrating sales, marketing, and R&D engineering staff, the Company expects to better serve the worldwide licensee base, adding new capabilities and core services, while improving net earnings.

COMMITMENTS AND CONTINGENCIES

In January 1999, McLaren Engines, Inc. entered into an employment agreement with Wiley McCoy to employ Mr. McCoy in the position of President and Chief Operating Officer of McLaren Engines, Inc. In April 1999, Mr. McCoy entered into a new agreement directly with the Company to serve as the Company's President which replaced the January 1999 agreement. The agreement is for an initial term of two years, but will be automatically extended an additional two year period unless either party notifies the other of its intent to end the agreement at least 90 days prior to the end of the initial term. The agreement may also be terminated by the Company "with cause" at any time, and may be terminated by the Company "at will" by continuing payment of salary and benefits for up to 12 months. Mr. McCoy is to receive a base salary of $140,000 plus annual cost of living adjustments. Mr. McCoy's agreement also entitles him to participate in all fringe benefits available to other executive officers and provides that he is to be granted options to purchase 25,000 to 30,000 shares of the Company annually.

In April, 1999 the Company entered into an employment agreement with Louis Infante to employ Mr. Infante in the position of Executive Vice-President and Chief Operating Officer of the Company's ASHA Technologies Division. The agreement is for an initial term of two years, but will be automatically extended an additional two year period unless either party notifies the other of its intent to end the agreement at least 90 days prior to the end of the initial term. The agreement may also be terminated by the Company "with cause" at any time, and may be terminated by the Company "at will" by continuing payment of salary and benefits for up to 12 months. Mr. Infante is to receive a base salary of $130,000 plus annual cost of living adjustments. Mr. Infante's agreement also entitles him to participate in all fringe benefits available to other executive officers and provides that he is to be granted options to purchase 25,000 shares annually and a one-time grant of stock equal in value to $100,000 during the term of the agreement at a time determined by Mr. Infante.

In April, 1999 Jack McCormack resigned as President and Chief Executive Officer of the Company. The Company entered into a consulting agreement with Mr. McCormack whereby he will be retained as a corporate consultant until April 14, 2000. The agreement calls for Mr. McCormack to receive compensation of $147,000 per year.

In May, 1999 the Company entered into an employment agreement with Steve Sanderson, the Company's Chief Financial Officer. The agreement is for an initial term of two years, but will be automatically extended an additional two year period unless either party notifies the other of its intent to end the agreement at least 90 days prior to the end of the initial term. The agreement may also be terminated by the Company "with cause" at any time, and may be terminated by the Company "at will" by continuing payment of salary and benefits for the remainder of the initial term and for up to 12 months thereafter. Mr. Sanderson is to receive a base salary of $130,000 plus annual cost of living adjustments. Mr. Sanderson's agreement also entitles him to participate in all fringe benefits available to other executive officers and provides that he is to be granted options to purchase 25,000 shares annually.

In June, 1998, Dana terminated a license agreement with the Company to manufacture and market the Company's GERODISC System Technology for front and rear axles, just prior to the start of volume production for the 1999 Jeep Grand Cherokee vehicle program. On September 9, 1998, the Company filed a lawsuit against Dana in the United States District Court for the Eastern District of Michigan, Southern Division. The Company's complaint, as amended, alleges that Dana breached its obligations under the license agreement and that Dana has been unjustly enriched by the information it obtained concerning the GERODISC System. The Company is seeking compensatory and punitive damages and attorneys' fees from Dana and preliminary and permanent injunctions against Dana from using the GERODISC technology.

Dana filed a motion to dismiss certain claims included in the original complaint to which the Company responded and amended its complaint. The Court has not yet ruled on the motion, and Dana has not yet filed its answer in this lawsuit.

YEAR 2000 COMPLIANCE

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Systems at risk include information technology (IT) and non-IT systems. The Company is addressing potential Year 2000 Issues, and believes that significant additional costs will not be incurred because of this circumstance.

THE COMPANY'S STATE OF READINESS

Based on a recent assessment, the Company has determined that it will be required to modify or replace minor portions of its hardware and software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company is in the process of assessing the impact on McLaren as of this filing and is prepared to modify or replace hardware and software as necessary.

The Company is initiating formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company.

The Company will utilize both internal and external resources to reprogram, or replace, and test systems for Year 2000 modifications. The Company plans to complete the Year 2000 project not later than September 30, 1999.

THE COSTS OF ADDRESSING OF COMPANY'S Y2K ISSUES

The Company expects the Year 2000 project to be approximately $20,000. Of the total project cost, approximately 80% is attributable to the purchase of new hardware and/or software which will be capitalized. The remaining 20%, which will be expensed as incurred over the current year, is not expected to have a material effect on the results of operations. To date, the Company has incurred insignificant expenses related to the assessment of and preliminary efforts in connection with, its Year 2000 project and the development of a remediation plan.

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

THE RISKS OF THE COMPANY'S Y2K ISSUES

The Company is in the process of determining the impact of the Y2K issue. Worst case scenarios have not yet been explored. The Company is uncertain what, if any, material effects the Y2K issue will have on its financial condition. A formal assessment of the Company's Y2K risks is expected to be completed by mid-1999.

THE COMPANY'S CONTINGENCY PLANS

The Company will develop contingency plans as needed based on the examination if Y2K issues and worst case scenarios.

OTHER INFORMATION

The Company has not invested any money in its ABC Technology for the six months ending March 31, 1999. The expenditures for the prior year were for the development of the ABC technology and to technically support the Chinese factory in its testing of the pre-production vehicles. At the end of June 1998, the Company had finished transferring the technology for the ABC Taxi to the Chinese factory. The Company has chosen to reduce its ABC activities in relation to finding other ABC licensees due to the severe economic situations in South East Asia. The factory will begin limited production at the completion and evaluation of the 125-kilometer tests.

Original export expectations may be effected by recent economic events in Southeast Asia. The Company has completed its build of the production tooling and molds for JIAD. The Jiaxing facility has built 15 pre-production units. These units are undergoing various dynamic tests to prove durability and performance. Upon successful completion of such tests JIAD intends to commence production. JIAD exhibited the ABC Taxi (called "BUDDY" in China) at the Bejing auto exposition where it was favorably received. The Company has been advised by JIAD that it has orders from Taxi companies in Jiaxing and other provinces as well as from Mongolia.

On April, 1999 Mr. Larry Cohen was elected Chairman of the Board of Directors of the Company. Mr. Cohen stepped down from his position on the Audit and Compensation Committee. Mr. Nick Bartolini replaced Mr. Cohen on the Audit and Compensation Committee.

                         PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.  None.

ITEM 2. CHANGES IN SECURITIES. On January 8, 1999, the Company issued an aggregate of 150,000 shares of its Common Stock to 19 persons who were shareholders of McLaren Engines, Inc. in connection with the acquisition of that company. In connection with this transaction, the Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. The investors represented that they were acquiring the shares for investment purposes, restrictive legends were placed on certificates representing the shares issued, and stop transfer orders were entered against their transfer.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5.   OTHER INFORMATION.  None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

    (a)   EXHIBITS.  The following exhibit is filed herewith electronically:

          EXHIBIT 27       Financial Data Schedule

    (b) REPORTS ON FORM 8-K. The Company filed one report on Form 8-K dated January 8, 1999, reporting information under Items 2 and 7 of that form concerning the acquisition of McLaren Engines, Inc.


                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    McLAREN AUTOMOTIVE GROUP, INC.


Date:  May 13, 1999                 By: /s/ Wiley R. McCoy
                                      Wiley R. McCoy, President


                                    By: /s/ Steve Sanderson
                                      Steve Sanderson, Chief Financial
                                      Officer