Form 10QSB
period 1999-06-30
MCLAREN AUTOMOTIVE GROUP INC
filed 1999-08-12
CIK 789547

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


                                  FORM 10-QSB


                 Quarterly Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934


                  For the quarterly period Ended June 30, 1999


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

There were 9,085,115 shares of the Registrant's Common Stock outstanding as of June 30, 1999.

                         McLAREN AUTOMOTIVE GROUP, INC.
                                 FORM 10-QSB

                                    INDEX


Part I.  Financial Information

Item 1.  Financial Statements                                       Page

         Consolidated Balance Sheets - June 30, 1999 and
         September 30, 1998                                          3-4

         Consolidated Statement of Operations for the three
         and nine month periods ended June 30, 1999 and 1998         5

         Consolidated Statement of Cash Flows for the nine
         month periods ended June 30, 1999 and 1998                  6-7

         Notes to Financial Statements                               8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         10-14

Part II. Other Information and Signatures                            15

         Signatures                                                  16

                        McLAREN AUTOMOTIVE GROUP, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS


                                        June 30,           September 30,
                                          1999                  1998
                                       (Unaudited)
                                       -----------          -------------
ASSETS

  Current assets:
   Cash and cash equivalents            $1,254,000           $2,349,000
   Marketable Securities                   399,000                  --
   Accounts receivable                   1,483,000            3,653,200
   Inventory                                25,000                  --
   Prepaid expenses and other              109,000               64,000
                                        ----------           ----------
     TOTAL CURRENT ASSETS                3,270,000            6,066,000
                                        ----------           ----------
  Property and equipment, at cost,
   net of accumulated depreciation
   and amortization                      4,336,000              570,000
                                        ----------           ----------
  Other Assets:
   Investment in affiliate                 209,000              610,000
   Goodwill and other intangibles,
    at cost, net of accumulated
    amortization                           725,000                  --
   Other assets                             48,000                  --
                                        ----------           ----------
     TOTAL OTHER ASSETS                    982,000              610,000
                                        ----------           ----------
     TOTAL ASSETS                       $8,588,000           $7,246,000
                                        ==========           ==========





















See accompanying notes to consolidated condensed financial statements.

                       McLAREN AUTOMOTIVE GROUP, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS


                                           June 30,         September 30,
                                             1999               1998
                                          (Unaudited)
                                         ------------        -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
   Accounts payable                       $   512,000       $     78,000
   Line of credit                             175,000                 --
   Customer deposits                          177,000                 --
   Accrued liabilities                        493,000            259,000
   Current portion of notes payable           292,000             64,000
                                          -----------        -----------
     TOTAL CURRENT LIABILITIES              1,649,000            401,000
                                          -----------        -----------
   NOTES PAYABLE - net of current portion   2,620,000            273,000
                                          -----------        -----------
     TOTAL LIABILITIES                      4,269,000            674,000
                                          -----------        -----------
  Stockholders' Equity:
   Preferred stock, $.0001 par value:
    Authorized - 10,000,000 shares,
    No shares issued or outstanding                --                 --
   Common stock, $.00001 par value,
    Authorized - 20,000,000 shares
    Issued and outstanding - 9,085,115
    shares at June 30, 1999 and
    8,798,223 at September 30, 1998                --                 --
   Additional paid-in capital              13,158,000         11,884,000
   Accumulated deficit                     (8,750,000)        (5,230,000)
   Less: Treasury Stock at cost               (82,000)           (82,000)
   Less: Unrealized loss on marketable
    securities                                 (7,000)                --
                                           ----------         ----------
     TOTAL STOCKHOLDERS' EQUITY             4,319,000          6,572,000
                                           ----------         ----------
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                 $8,588,000         $7,246,000
                                           ==========         ==========











See accompanying notes to consolidated condensed financial statements.

                        McLAREN AUTOMOTIVE GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
            FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1999 AND 1998

                           For the three months         For the nine months
                              Ended June 30                Ended June 30
                            1999         1998           1999          1998
                         (unaudited)  (unaudited)    (unaudited)   (unaudited)
                         -----------  -----------    -----------   -----------
REVENUES:
 License                 $        --  $        --    $        --   $ 5,652,000
 Contract and other
  services                 1,645,000           --      2,773,000         3,000
                         -----------  -----------    -----------   -----------
    TOTAL REVENUE          1,645,000           --      2,773,000     5,655,000

OPERATING EXPENSES:
 Research and development    560,000      389,000      1,689,000     1,140,000
 Cost of sales               575,000           --      1,038,000            --
 Selling, general
  and administrative       1,276,000      403,000      3,044,000     1,347,000
                         -----------  -----------    -----------   -----------
                           2,411,000      792,000      5,771,000     2,487,000
                         -----------  -----------    -----------   -----------
 Income (Loss) from
  operations                (766,000)    (792,000)    (2,998,000)    3,168,000

OTHER EXPENSE, net           281,000       57,000        491,000       274,000
                         -----------  -----------    -----------   -----------
 Income (Loss) before
  provision for income
  taxes                   (1,047,000)    (849,000)    (3,489,000)    2,894,000

PROVISION FOR INCOME TAX      22,000       43,000         31,000        46,000
                         -----------  -----------    -----------   -----------
NET INCOME (LOSS)        $(1,069,000) $  (892,000)   $(3,520,000)  $ 2,848,000
                         ===========  ===========    ===========   ===========
WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES
 OUTSTANDING               9,066,000    8,752,000      8,940,000     8,690,000
                         ===========  ===========    ===========   ===========
NET INCOME (LOSS) PER
 SHARE BASIC AND
 DILUTED                 $      (.12) $      (.10)   $      (.39)  $       .33
                         ===========  ===========    ===========   ===========

COMPREHENSIVE INCOME (LOSS):

 Net Income (Loss)       $(1,069,000) $  (892,000)   $(3,520,000)  $ 2,848,000
 Unrealized gain (loss)
  on marketable
  securities                   4,000           --         (7,000)           --
                         -----------  -----------    -----------   -----------
 Comprehensive income
  (loss)                 $(1,065,000) $  (892,000)   $(3,527,000)  $ 2,848,000
                         ===========  ===========    ===========   ===========

See accompanying notes to the consolidated condensed financial statements.

                       McLAREN AUTOMOTIVE GROUP, INC.
               CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
               FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998

                                             1999              1998
                                          (unaudited)       (unaudited)
                                         -------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $(3,520,000)       $2,848,000
  Adjustments to reconcile
   net income (loss) to net cash provided
   by operating activities:
    Depreciation and amortization             253,000            79,000
    Accrued interest on long-term
     receivable                                    --          (102,000)
    Loss on investment in affiliate           401,000           474,000
  Changes in operating assets and
  liabilities:
    Accounts receivable                     2,170,000        (2,478,000)
    Inventory                                 (25,000)               --
    Prepaid expenses and other                (45,000)          (70,000)
    Other assets                              (48,000)               --
    Accounts payable                          434,000           (89,000)
    Customer deposits                         177,000                --
    Accrued liabilities                       234,000            88,000
                                           ----------        ----------
Net cash provided by
 operating activities                          31,000           750,000
                                           ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities          (406,000)               --
  Acquisition of McLaren Engines, Inc.     (3,936,000)               --
  Additions to property and equipment        (824,000)         (502,000)
  Disposal of equipment                        16,000            31,000
  Investment in affiliate                          --          (474,000)
                                           ----------        ----------
Net cash used in investing
 activities                                (5,150,000)         (945,000)
                                           ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments under line of credit            (600,000)               --
  Borrowing under line of credit              775,000                --
  Borrowing under notes payable             2,737,000           370,000
  Repayments under notes payable             (162,000)          (13,000)
  Proceeds from exercise of stock options     599,000           550,000
  Proceeds from issuance of common stock      675,000                --
                                           ----------        ----------
Net cash provided by financing
  activities                                4,024,000           907,000
                                           ----------        ----------


See accompanying notes to consolidated condensed financial statements.

                         McLAREN AUTOMOTIVE GROUP, INC.
                  CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998

                                            1999              1998
                                         (unaudited)       (unaudited)
                                        -------------      -----------
Net increase (decrease) in cash and
 cash equivalents                        (1,095,000)         712,000

  Cash and cash equivalents at
   beginning of period                    2,349,000        2,617,000
                                         ----------       ----------
  Cash and cash equivalents at end
   of period                             $1,254,000       $3,329,000
                                         ==========       ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid for interest                 $  134,000       $   21,000
                                         ==========       ==========
  Cash paid for income tax               $   31,000       $   46,000
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

In the opinion of the Company, these unaudited statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of McLaren Automotive Group, Inc. and subsidiary as of June 30, 1999, and the results of their operations and their cash flows for the three months and six months then ended.

BUSINESS ACQUISITION

On January 8, 1999, McLaren Automotive Group, Inc. (formerly ASHA Corporation, the "Company") acquired all of the outstanding stock of McLaren Engines, Inc. ("McLaren") in exchange for 150,000 shares of the Company's authorized but unissued Common Stock. The acquisition was made pursuant to the terms of a Stock Purchase Agreement among the Company, McLaren and the shareholders of McLaren. Immediately prior to the acquisition, the Company assisted McLaren to complete a reorganization in which McLaren redeemed the stock of its two shareholders and issued new shares to McLaren's employees. The Company loaned McLaren $1,355,000 from its operating funds for the reorganization. McLaren also borrowed $2,454,000 from an unaffiliated bank to complete this reorganization. The reason for the acquisition of McLaren Engines is that McLaren and ASHA have many of the same car product development and drivetrain clients. Through integrating sales, marketing, and R&D engineering staff, the Company looks to better serve the worldwide licensee base, adding new capabilities and core services, while improving net earnings.

The consolidated financial statements include the amounts of the Company and McLaren since the date of acquisition. All intercompany balances and transactions have been eliminated in consolidation.

CONCENTRATION OF CREDIT RISK

For the nine months ended June 30, 1999, one customer represented 54% and 52% of accounts receivable and sales, respectively.

STATEMENT OF CASH FLOWS

The Company recorded a $7,000 decrease in fair value of marketable securities as of June 30, 1999.

MARKETABLE SECURITIES

As of June 30, 1999, marketable securities consist of US Treasury Stripped Zero Coupon Bond and NBT Bank Stock.

NET INCOME (LOSS) PER SHARE

Net income (loss) per share is based on the weighted average number of common and common equivalent shares outstanding. Common stock equivalents were not considered in the calculation, as their effect would be antidilutive.

INCOME TAX

Provisions for income taxes consist of $1,000 minimum state income tax for California and $30,000 for Michigan single business tax. The Company did not provide for federal income taxes due to net operating loss carryforwards.

CONTINGENT LIABILITIES

The Company co-signed a $40,000 note with Montecito Bank and Trust for the former Managing Director of Automotive Components in Research and Development. The note is secured by the former employee's residence.

NEW AUTHORITATIVE PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This statement, which is effective for all reporting periods beginning in 1998, requires the prominent disclosure of all components of Comprehensive Income, as defined. All components of comprehensive income have been reflected in the accompanying consolidated condensed financial statements.

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

The following discussion contains forward-looking statements that involve a number of risks and uncertainties. While this outlook represents the Company's current judgment in the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Factors that could cause results to differ materially from those projected in the forward-looking statements include: market conditions, variability of quarterly operations, dependence on management, competition, and the bureaucratic nature of the automobile industry.

THREE MONTHS ENDED JUNE 30, 1999 VERSUS THREE MONTHS ENDED JUNE 30, 1998

There was a net loss of $1,065,000 for the three months ended June 30, 1999 as compared to a net profit of $892,000 for the three months ended June 30, 1998. During the three months ended June 30, 1999, the Company had $1,645,000 in contracting services. There was no licensing or contracting revenue during the corresponding period last year. The increased contracting services is a direct result of the acquisition of McLaren Engines. Interest income for the period ended June 30, 1999, was $17,000 as compared to $93,000 for three months ended June 30, 1998. The reduction in interest income was due to the interest income that accrued on the advance against royalties note from New Venture Gear that originated in 1997 and matured in August, 1998. This note was paid in October 1998. McLaren leases office space to small vendors on a month to month basis. The rental income for the three months ending June 30, 1999 was $14,000.

Operating expenses for the three months ending June 30, 1999 was $2,411,000 as compared to $792,000 for the corresponding period ending June 30, 1998. Cost of sales for the three months ended were $575,000. Additional selling, general and administrative expenses incurred with the acquisition of McLaren Engines was $625,000. The increase of $419,000 for Asha Technologies is a result of research and development costs increasing by $171,000, and $248,000 for selling, general and administrative expenses.

As previously noted, research and development costs increased by $171,000. Engineering salaries increased by $83,000 over the previous year because additional engineers were employed within the past year to expedite the development of prototypes for the GERODISC technology. Recruiting expenses related to the development and testing of prototypes increased by $25,000 over the prior year. Materials associated with developing and testing the prototype increased by $63,000.

Selling, general and administrative costs increased by $460,000 as previously noted, with $625,000 being attributed to the addition of McLaren Engines. Wages and expenses related to commercial development were approximately $41,000 for the three months ended June 30, 1999. The Company retained an organizational development specialist to develop marketing and corporate strategies. The added expense for this program was approximately $10,000 for the current quarter. The Company also entered into a consulting agreement with the former CEO to assist with the transition of management for a period of one year. The fees associated with the agreement resulted in an increase of $28,000 for the current quarter.

The Company elected to decrease the carrying value of its 18% investment in the ASHA-TAISUN Joint Venture by $201,000 during the three months ended June 30, 1999. The Asian economic crisis has prompted the Company to re-evaluate its investment in the automotive plant in Jiaxin. Orders from the Chinese automobile facility have not materialized to date as anticipated due to the current economic condition in that region. The Company is currently maintaining approximately $200,000 of its investment which approximates its net realizable value at June 30, 1999.

NINE MONTHS ENDED JUNE 30, 1999 VERSUS NINE MONTHS ENDED JUNE 30, 1998

During the nine months ended June 30, 1999, the Company had approximately $2,773,000 in revenue compared to $5,655,000 in revenue during the corresponding prior year period. The decrease in revenue was the result of no license agreements being finalized during the current nine months. A $5,100,000 license agreement with New Venture Gear, a major tier one supplier, was signed and earned during the nine months ended June 30, 1998. Additional sales of $2,619,000 earned by McLaren Engines also contributed to income for the nine months ended June 30, 1999. The corresponding cost of labor and parts incurred was approximately $1,038,000.

Operating expenses for the nine months ended June 30, 1999, increased $3,284,000 over the corresponding prior year period. Of these expenses, approximately $2,188,000 was attributable to the operations of McLaren Engines which includes $1,038,000 for cost of goods sold. Research and development expenses increased by $549,000 for the nine months ended June 30, 1999 as compared to the corresponding nine months ended June 30, 1998. The reasons for the increases are related to several factors.

Selling, general and administrative expenses increased by approximately $1,697,000 for the nine months ended June 30, 1999 as compared to the nine months ended June 30, 1998. Of these expenses, approximately $1,150,000 was attributable to the operations of McLaren Engines. The Company retained an organizational development specialist to develop marketing and corporate strategies. Consulting fees were incurred to assist the Company in the transition of new management and corporate structures.

The Company recorded a loss of $401,000 from investment in affiliate during the nine months ended June 30, 1999 as compared to a loss of $474,000 for the nine months ended June 30, 1998. No additional funding for operations occurred for the joint venture as the operational and production responsibility has been transferred to the Chinese operation. The Company is currently maintaining approximately $201,000 of its investment which approximates it net realizable value at June 30, 1999.

The net loss of $3,520,000 for the nine months ended June 30, 1999 was a significant variance from the net profit of $2,848,000 for the nine months ended June 30, 1998. The $5,100,000 revenue from the license agreement signed in the second quarter of the prior fiscal year was the primary contributor to prior year profits. The Company anticipates that the cash on hand from the second installment of the New Venture Gear licensing agreement, from the $750,000 line of credit with Montecito Bank and Trust, and from the $700,000 line of credit with Bank One will be sufficient to maintain an adequate cash position for the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, the Company had working capital of approximately $1,621,000 as compared to working capital of approximately $5,665,000 at September 30, 1998. The decrease was primarily due to the net operating loss the Company recorded in the nine months ended June 30, 1999. The Company's working capital is primarily attributed to the $5,100,000 revenue recorded for the New Venture Gear license agreement in January 1998 and the $1,000,000 note receivable payment from New Venture Gear in October 1998.

Operating activities for the nine months ended June 30, 1999 provided $31,000 of net cash as compared to $750,000 cash provided in the nine months ended June 30, 1998. Cash provided by operating activities was primarily due to the first royalty installment of $1,000,000 from the New Venture Gear license agreement and the second license agreement installment of $2,500,000. Net losses for the nine months ending June 30, 1999 have utilized approximately $3,520,000 of cash.

Investing activities for nine months ended June 30, 1999 used $5,150,000 of cash as compared to $945,000 used for the comparable period in 1998. The Company invested $406,000 in securities during the current period. The Company has invested approximately $4,760,000 with the purchase of McLaren Engines, Inc. real estate and equipment. No investment was made in the ASHA-TAISUN joint venture during the current year as compared to $474,000 invested during the nine months ended June 30, 1998. The carrying value of the investment in ASHA-TAISUN was reduced by $401,000 in the current year to approximate its net realizable value at June 30, 1999.

On January 8, 1999, the Company acquired all of the outstanding stock of McLaren Engines, Inc. in exchange for 150,000 shares of the Company's authorized but unissued Common Stock. The shares were valued at $675,000. Immediately prior to the acquisition, the Company assisted McLaren to complete a reorganization in which McLaren redeemed the stock of its two shareholders and issued new shares to McLaren's employees. The Company loaned McLaren $1,355,000 from its operating funds for the reorganization. McLaren also borrowed $2,454,000 from an unaffiliated bank to complete this reorganization. The reason for the acquisition of McLaren Engines is that McLaren and ASHA have many of the same car product development and drivetrain clients. Though integrating sales, marketing, and R&D engineering staff, ASHA looks to better serve the worldwide licensee base, adding new capabilities and core services, while improving net earnings.

COMMITMENTS AND CONTINGENCIES

In June 1998, Dana Corporation ("Dana") terminated a license agreement with the Company to manufacture and market the Company's GERODISC System Technology for front and rear axles, just prior to the start of volume production for the 1999 Jeep Grand Cherokee vehicle program. On September 9, 1998, the Company filed a lawsuit against Dana in the United States District Court for the Eastern District of Michigan, Southern Division. The Company's complaint, as amended, alleges that Dana breached its obligations under the license agreement and that Dana has been unjustly enriched by the information it obtained concerning the GERODISC System. The Company is seeking compensatory and punitive damages and attorneys' fees from Dana and preliminary and permanent injunctions against Dana from using the GERODISC technology.

Dana filed a motion to dismiss certain claims included in the original complaint to which the Company responded and amended its complaint. The Court has not yet ruled on the motion, and Dana has not yet filed its answer in this lawsuit.

On April 6, 1999, the Company filed a complaint in the United States District Court for the Central District of California against Dana Corporation ("Dana") alleging that Dana had infringed upon a certain patent held by the Company related to its GERODISC technology. Dana filed an answer denying that it is infringing on the patent and filed a counterclaim seeking a declaration that the patent in question is invalid, unenforceable and/or nor infringed. Dana is also seeking to transfer the action to the United States District Court for the Eastern District of Michigan where the other lawsuit is pending.

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

The Company will utilize both internal and external resources to reprogram, or replace, and test systems for Year 2000 modifications. The Company plans to complete the Year 2000 project not later than October 31, 1999.

     THE COSTS OF ADDRESSING OF COMPANY'S Y2K ISSUES

The Company expects the Year 2000 project to be approximately $20,000, which will be expensed as incurred over the current year. The Company does not expect such costs to have a material effect on the results of operations. To date, the Company has incurred insignificant expenses related to the assessment of and preliminary efforts in connection with, its Year 2000 project and the development of a remediation plan.

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

OTHER INFORMATION

The Company has not invested any money in its ABC Technology for the nine months ending June 30, 1999. The expenditures for the prior year were for the development of the ABC Technology and to technically support the Chinese factory in its testing of the pre-production vehicles. At the end of June 1998, the Company had finished transferring the technology for the ABC Taxi to the Chinese factory. Upon the technology transfer, the Company agreed to reduce its ownership interest to 18% in exchange for future royalties based on the number of units sold. Furthermore, no additional funding is required from the Company related to this investment.

NEW AUTHORITATIVE PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This statement, which is effective for all reporting periods beginning in 1998, requires the prominent disclosure of all components of Comprehensive Income, as defined. All components of Comprehensive Income have been reflected in the accompanying consolidated condensed financial statements.

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


                         PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

On April 6, 1999, the Company filed a complaint in the United States District Court for the Central District of California against Dana Corporation ("Dana") alleging that Dana had infringed upon a certain patent held by the Company related to its GERODISC technology. This is the second lawsuit the Company has filed against Dana. Dana filed an answer denying that it is infringing on the patent and filed a counterclaim seeking a declaration that the patent in question is invalid, unenforceable and/or nor infringed. Dana is also seeking to transfer the action to the United States District Court for the Eastern District of Michigan where the other lawsuit is pending.

ITEM 2.   CHANGES IN SECURITIES.  None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On April 20, 1999, the Company held an Annual Meeting of Shareholders at which John C. McCormack, Robert J. Sinclair, Lawrence Cohen, Nick P. Bartolini, Erick A. Reickert, David D. Jones and Wiley R. McCoy were each reelected to the Board of Directors. In addition, the Company's shareholders ratified the appointment of Arthur Andersen LLP as the Company's auditors; approved an amendment to the Company's 1994 Stock Option Plan to increase the number of shares included in the plan from 1,400,000 to 2,000,000; and approved an amendment to the Company's Articles of Incorporation to change the name of the Company to "McLaren Automotive Group, Inc." The following sets forth the votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each of the matters presented at the meeting:

     1.  ELECTION OF DIRECTORS:

            NOMINEES                FOR                  WITHHELD

      John C. McCormack       7,056,242 Shares        9,324 Shares
      Robert J. Sinclair      7,060,189 Shares        5,377 Shares
      Lawrence Cohen          7,054,595 Shares       10,971 Shares
      Nick P. Bartolini       7,058,424 Shares        7,142 Shares
      Erick A. Reickert       7,057,918 Shares        7,648 Shares
      David D. Jones          7,056,918 Shares        8,648 Shares
      Wiley R. McCoy          7,060,260 Shares        5,306 Shares

     2.  APPOINTMENT OF ARTHUR ANDERSEN LLP:

             FOR                AGAINST            ABSTENTIONS

      7,035,085 Shares       12,049 Shares        18,432 Shares

     3.  AMENDMENT TO THE 1994 STOCK OPTION PLAN:

        FOR              AGAINST          ABSTENTIONS      BROKER NON-VOTES

 4,282,157 Shares     342,615 Shares     71,730 Shares     2,369,064 Shares

     4.  AMENDMENT TO ARTICLES TO CHANGE NAME:

             FOR                AGAINST            ABSTENTIONS

       6,937,551 Shares      83,869 Shares        44,146 Shares

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

                                    McLAREN AUTOMOTIVE GROUP, INC.


Date:  August 12, 1999              By:/s/ Wiley R. McCoy
                                       Wiley R. McCoy, President


                                    By:/s/ Steve Sanderson
                                       Steve Sanderson, Chief Financial
                                       Officer