Form 10KSB
MCLAREN AUTOMOTIVE GROUP INC
filed 1999-12-29
CIK 789547

                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549

                                  Form 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended September 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to __________

                        Commission file Number  0-16176

                        McLAREN AUTOMOTIVE GROUP, INC.
                ----------------------------------------------
                (Name of small business issuer in its charter)

          Delaware                                      84-1016459
---------------------------------           ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

              32233 West Eight Mile Road, Livonia, Michigan 48152
              ---------------------------------------------------
                   (Address of principal executive offices)

Issuer's telephone number:  (248) 477-6240

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.00001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X          No
         ---            ---

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   [ ]

The issuer's revenues for the most recent fiscal year were $4,858,504.

As of December 27, 1999, 9,088,517 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the shares held by non-affiliates was approximately $19,885,675.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format (Check One:)    Yes       No  X
                                                                  ---      ---

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

     McLaren Automotive Group, Inc. (the "Company" or "McLaren") was incorporated as a Delaware corporation on January 28, 1986, as "Capital Equity Resources, Inc.". On September 19, 1986, the name of the Company was changed to "ASHA Corporation".

     On January 7, 1999, ASHA Corporation acquired McLaren Engines, Inc., a privately held Delaware corporation incorporated in 1969. On April 28, 1999, the name of the Company was changed to "McLaren Automotive Group, Inc." The business was subsequently reorganized in September, 1999, into two operating divisions, McLaren Traction Technologies and McLaren Engines (collectively, the "Divisions").

     Prior to the acquisition of McLaren Engines, Inc., ASHA was principally involved in the business of engineering research and development focused primarily on developing and licensing new technologies to the vehicle industry. The Company's major product had been the licensing of technology for Gerodisc, a proprietary, automatic, hydro-mechanical control device designed to improve vehicle traction and handling. In 1999, the McLaren Traction Technologies Division expanded ASHA's product offerings and today offers:

 . Gerodisc Traction Control Technology
 . TwinDisc Traction Control Technology
 . Electronically Controlled Gerodisc and TwinDisc Technologies
 . Gerotor Only Systems (GOS) for Front Wheel Drive Systems
 . Chassis Systems Design and Development
 . Component and Vehicle Systems Prototypes
 . Driveline Systems Design and Development
 . Simulation
 . Environmental Testing

     McLaren Engines, Inc., which was established to provide a North American base for Bruce McLaren Motor Racing, had gradually shifted its focus through the years from purely racing related work to providing powertrain design, testing and development for vehicle Original Equipment Manufacturers (OEMs) and suppliers. Today, the McLaren Engines Division supplies a variety of products and services including:

 . Power Development
 . Endurance and Reliability Testing
 . Steady State Emissions Testing
 . Software Calibration and Development
 . Custom Electronic Systems Development
 . Engine Build/Teardown/Evaluation
 . Powertrain Engineering and Design
 . Noise/Vibration Studies
 . Fabrication and Vehicle Build
 . Rapid Prototyping
 . EPA and CARB Certification
 . Manufacturing and Field Support
 . Warranty Failure Analysis
 . Production Engine Audit
 . Catalyst Aging and Development
 . Accelerated Aging and Alternative to Extending Testing

     Products and services produced by both Divisions of the Company are marketed principally to vehicle OEMs and suppliers. The Company's offerings are believed to be unique in the market in that a wide range of services are offered which relate specifically to powertrain/driveline technologies. Historically, these services have been developed by customers internally. Therefore, management believes that there are a limited number of outside resources available to provide these services. The full spectrum of capabilities provided by the Company enables the Company to offer complete, turnkey solutions to its customers.

     The primary competition of the McLaren Traction Technologies Division comes from the research and development activity by suppliers of full axle systems. While most of these companies have competing technologies, in testing by OEM vehicle manufacturers, the Gerodisc system has generally been superior when ultimate traction and smooth operation were the primary test criteria. The chief disadvantage has been the greater cost of manufacturing the Gerodisc device as compared to other systems. A fundamental goal of the McLaren Traction Technologies Division for the year 2000 is to make Gerodisc designs more cost effective.

     The McLaren Traction Technologies Division's recent development of electronically controlled systems for the Gerodisc may provide a marketing advantage for the product in the near term. Management believes that the only currently available competitive systems are electromagnetic devices which are much more complex and heavier.

     Because of the diversity of services offered by the McLaren Engines Division, the Division operates in several different market segments. While there are many competitors in these segments, many of these competitors are also customers of the Division. With regard to the few other broad-based competitors, management believes that the McLaren Engines Division has a competitive advantage in that it serves as a supplier to multiple customers and the Division is not perceived as a specific dedicated supplier to a single OEM. The Division's chief competitive disadvantage has been a lack of focus on marketing. Specific plans for the year 2000 are in development to counter this situation.

     Given the nature of the Company's business, the Company has minimal material requirements and does not rely significantly on any particular suppliers.

     In 1999, business with General Motors Corporation accounted for approximately 57% of all Company revenues and business with Ford Motor Company accounted for approximately 18% of all Company revenue. All of this business was generated by the McLaren Engines Division. No other customer exceeded more than 10% of all Company revenue. While it is quite common in the industry for a single automotive OEM to represent a significant portion of revenues, increased marketing efforts are being focused at other customers and the third and fourth quarters of fiscal year 1999 saw significant increases in the Division's business with both Daimler Chrysler and Ford Motor Company.

     The Company has registered the trademark "McLaren" in the United States for engineering services. The Company is also the owner of eleven patents on the Gerodisc technology and has filed eight additional patent disclosures for new products. The Company also owns patents on a body structure technology for use in emerging or niche markets. Currently, the Company does not plan to commercialize this body structure technology.

     The products and services of the Company require no special governmental or regulatory approvals, although the Company has obtained certain routine environmental permits required in connection with the performance of its services. At the current time the Company has identified no particular or pending governmental regulations which are likely to significantly affect the Company's business; however, additional Federal or state regulation of vehicle emissions might positively impact the business of the McLaren Engines Division.

     In 1999, the Company spent approximately $2,466,000 on research and development, compared to approximately $1,605,000 in 1998.

     As of December 22, 1999, the Company employed 86 full time employees; 72 of these employees work in the Livonia, Michigan facility and 14 are located at the Santa Barbara, California facility.

ITEM 2.   DESCRIPTION OF PROPERTY

     The Company's principal office is located at 32233 West Eight Mile Road, Livonia, Michigan. The Company owns three buildings at this location consisting of approximately 55,000 square feet in total. The facilities are in good condition and include office space, work areas for building engines, modifying vehicles, fabricating and machining, and an engine test facility. The Company leases to a third party approximately 1,000 square feet of space on a month-to-month basis at a rate of $500 per month. The Company also leases to another third party approximately 3,200 square feet of space at a rate of $1,700 per month. This lease expires August, 2001. The Company has the option to terminate the lease in August, 2000.

     The Company also leases an office which is in good condition and which is located at 600 C Ward Drive, Santa Barbara, California 93111, at a monthly rate of $10,435 through May 2003. Each January, the base rent is adjusted in proportion to the percentage increase or decrease of the Consumer Price Index of the Bureau of Labor Statistics, United States Department of Labor. In no event will the rent be increased more than 8% for any one adjustment period nor shall rent be less than the base rent. This facility includes office space, work areas for designers and a shop containing equipment for performing design, development and styling work. Approximately 30,000 square feet of space are utilized at this location. The Company subleases approximately 2,100 square feet of space to a subtenant at a rate of $2,000 per month. This sublease expires in May 2003.


ITEM 3.   LEGAL PROCEEDINGS

     The Company entered into a License Agreement in 1994 with Dana Corporation. On July 21, 1998, Dana terminated the License Agreement. On September 9, 1998, the Company filed an action alleging that Dana breached the License Agreement. On April 6, 1999, the Company filed a patent infringement action against Dana. In its Complaint, the Company alleged that Dana infringed upon the Company's patented Gerodisc system, United States Patent No. 5,888,163 (the "'163 patent"), and the Company is seeking damages and declaratory and injunctive relief. In response to the patent infringement action, Dana filed a counterclaim in which it alleged that the '163 patent is invalid, unenforceable, and not infringed upon by Dana. Dana's counterclaim is a declaratory judgment action in which no money damages are sought. The patent infringement action and the breach of contract action have been consolidated for purposes of discovery and trial. Discovery is now being undertaken in the consolidated action. The case is pending in the District Court for the Eastern District of Michigan.

     A former employee of the Company, Murat Okcuoglu, has asserted that he believes he is entitled to certain payments pursuant to his employment contract with the Company dated as of March 1, 1991. In a letter dated August 31, 1999, Mr. Okcuoglu made demand for payment of $1,563,321 and asserted that he was entitled to ongoing payments from the Company attributable to commercialization by the Company of ideas allegedly originating from Mr. Okcuoglu. The Company denies that it has any obligations to Mr. Okcuoglu arising out of his employment agreement or otherwise. In the event that Mr. Okcuoglu should decide to pursue his claims against the Company, the Company intends to contest the matter vigorously.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended September 30, 1999.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     PRINCIPAL MARKET OR MARKETS. The Company's Common Stock is traded in the over-the-counter market, and was listed on the Nasdaq Small-Cap Market under the symbol "ASHA" between June 30, 1997 and April, 1999, and is currently listed under the symbol "MCLN." Prior to June 30, 1997, quotations were carried on the OTC Bulletin Board.

     The following table sets forth the high and low closing sales prices for the Company's Common Stock as reported on the Nasdaq Small-Cap Market for the periods indicated.

            QUARTER ENDED          HIGH                  LOW
            -------------          ----                  ---
            December 31, 1997     $7.375                $5.125
            March 31, 1998        $7.875                $6.000
            June 30, 1998         $7.813                $5.563
            September 30, 1998    $6.500                $3.562
            December 31, 1998     $5.312                $2.750
            March 31, 1999        $7.000                $4.375
            June 30, 1999         $6.750                $4.750
            September 30, 1999    $5.000                $2.312

     APPROXIMATE NUMBER OF SHAREHOLDERS OF COMMON STOCK. The approximate number of holders of record of the Company's Common Stock on October 22, 1999, was 2,301. Many shares are registered in the names of brokerage firms or other nominee names. As a result, the Company estimates that it has in excess of 6,000 beneficial owners of its Common Stock.

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


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     In 1999, the Company's financial performance was adversely affected due to three factors: first, the lack of revenues from McLaren Traction's Gerodisc business in new license fees, royalty income and new development agreements; second, the Company spent considerable sums on the Dana litigation described in
Item 3; and finally, the Company has incurred a series of non-recurring expenses resulting from its restructuring arising primarily from the McLaren Engines acquisition.

     For the next year, the Company plans to take several steps designed to improve operations. With respect to the McLaren Engines Division, the Company plans to expand its business by offering additional services and improving its marketing efforts for existing services. It is expected that additional capital will be required to achieve this expansion.

     With the re-direction of the research and development activities for Gerodisc, the McLaren Traction Division reduced its staff effective September 30, 1999, to more closely match revenues with expenditures. Management believes that the investments in 1999, which have resulted in four new patent applications and a new line of electronically controlled differential products, will enhance the Company's competitive position in the marketplace for the full line of Gerodisc products. Management also believes that the perception in the marketplace will be that the Gerodisc technology outperforms the competition and that the Company has attained a new competitive advantage with the electronically controlled products developed at the urging of its customers. Further, a number of new products have been offered to OEMs and are in the evaluation stages for possible inclusion in their product plans. In addition, the trend toward increased specialty offerings is opening new potential customer areas for the Division.

     Management sees trends that may positively affect the performance of the Company. One such trend is the increased outsourcing by the automotive companies of engineering services that may benefit the McLaren Engines Division. Another trend is the increase of "specialty niche market vehicles" within the auto companies, which increases the application base for the Gerodisc products in new vehicle programs.

     The Company has also identified strategies for growth that will further enhance its product lines and service offerings. The successful implementation of these strategies would support an expanded suite of service offerings at the McLaren Engines Division, as well as an expansion of the depth of the support for the new product lines in the Gerodisc business. The Company is also studying the opportunities in the automotive performance aftermarket with the Gerodisc and other product lines.

FORWARD-LOOKING STATEMENTS

     This Report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbor created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to (i) the licensing of Gerodisc technology to suppliers for the major United States and foreign automotive and vehicle manufacturers; (ii) researching and developing new technologies that can be commercially exploited; and (iii) operational plans and strategies for growth of the Company's business. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Although the Company expects to grant additional licenses for the Gerodisc technology, there can be no assurance that any additional licenses will be granted, or if granted, that they will lead to any future royalty revenues. The Company's plan and objectives relating to Gerodisc are also based on the assumption that automobile and vehicle manufacturers will elect to incorporate Gerodisc in their future models, that competitive conditions within the industry will not change materially or adversely, and that there will be no material
adverse change in the Company's operations or business.   Assumptions relating
to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

RESULTS OF OPERATIONS FOR THE YEAR ENDED SEPTEMBER 30, 1999 VERSUS YEAR ENDED SEPTEMBER 30, 1998

     During the year ended September 30, 1999, the Company had revenue of approximately $4.9 million as compared to approximately $5.7 million for the year ended September 30, 1998. The majority of the revenue for the latest fiscal year was derived from McLaren Engines, which was acquired in January, 1999. The revenue for the prior fiscal year was primarily attributable to license fees of $5.1 million for the Company's Gerodisc technology.

     Total operating expenses were approximately $9.1 million for the fiscal year ended September 30, 1999, as compared to approximately $3.6 million for the prior fiscal year. Approximately $4.0 million of this increase is attributable to the operation of McLaren Engines. The remaining $1.4 million increase in overall operating expenses was a combination of increased administrative costs of approximately $570,000, increased domestic and international marketing efforts of approximately $105,000, and increased engineering activities of approximately $667,000.

     Research and development costs increased by $860,000 during fiscal year ended September 30, 1999, as compared to the prior year. This increase was due primarily to salaries and payroll related items incurred in connection with retaining the services of additional engineers.

     The Company's selling, general and administrative costs increased by $2.7 million in 1999. This increase was primarily attributable to McLaren Engines, which accounted for $2.0 million of this increase. The balance of this increase was primarily attributable to legal fees incurred in connection with the Company's patents and litigation costs.

     The Company recorded a loss of approximately $610,000 from its investment in ASHA-Taisun, an affiliate, during the fiscal year ended September 30, 1999, as compared to a loss of approximately $534,000 for the prior fiscal year. The Company reduced its ownership in the prior fiscal year to 18% from 50% in exchange for royalties to be given per unit produced. The recorded loss for the current year represents the write off of the carrying value of the investment in ASHA-Taisun because production is not at the level that management anticipated, and management believes the remaining investment is not realizable.

     Interest income of approximately $65,000 was substantially lower for the year ended September 30, 1999, as compared to the interest income of approximately $270,000 for the prior year. Interest expense of approximately $202,000 for the latest fiscal year was substantially higher than the $30,000 for the prior year. The most significant interest item in the current year was approximately $155,000 of interest expense incurred in connection with borrowings to finance the acquisition of McLaren Engines.

     The Company incurred a net loss of $4.9 million in the fiscal year ended September 30, 1999, compared to the prior year's net income of $1.8 million. Income before taxes of approximately $630,000 was derived from the McLaren Engines Division, which reduced the Company's overall losses in the current year. However, minimal revenue from the McLaren Traction Division, coupled with the expenses associated with its ongoing operations, were the primary causes of the Company's loss.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1999, the Company had working capital of approximately $500,000, compared to working capital of approximately $5,665,000 at September 30, 1998. The decrease was primarily due to borrowings and cash payments related to finance the acquisition of McLaren Engines, Inc.

     Operating activities for the twelve months ended September 30, 1999, utilized $845,000 of net cash compared to $210,000 of cash used in the twelve months ended September 30, 1998. The operations of McLaren Engines utilized $286,000 in its operating activities, which was required primarily to fund its growth. Net losses for the twelve months ended September 30, 1999, utilized approximately $4,948,000 of cash.

     On January 7, 1999, the Company acquired all of the outstanding stock of McLaren Engines, Inc. in exchange for 150,000 shares of the Company's authorized but unissued Common Stock. The shares were valued at $675,000. Immediately prior to the acquisition, McLaren Engines, Inc. completed a reorganization in which it redeemed the stock of its existing shareholders and issued new shares to certain of its employees. The Company loaned McLaren Engines, Inc. $1,355,000 from its operating funds for the reorganization. McLaren Engines, Inc. also borrowed $2,454,000 from an unaffiliated bank to complete this reorganization. The primary reason for the acquisition is that McLaren Engines and McLaren Traction have many of the same clients and similar service offerings. Through integrating sales, marketing, and research and development engineering staff, management believes that the acquisition of McLaren Engines will better serve the worldwide licensee base, adding new capabilities and core services, while improving net earnings.

     Investing activities for year ended September 30, 1999, used $2.2 million of cash compared to $1.0 million used for the comparable period in 1998. The Company has invested approximately $1,119,000 with the purchase of the real estate and equipment of McLaren Engines. No investment was made in ASHA-Taisun during the current year as compared to $534,000 invested during the twelve months ended September 30, 1998.

     The Company anticipates that its cash requirements may exceed its available cash during the next twelve months. Through a combination of bank borrowings and sale of its common stock, the Company anticipates that it will be able to satisfy its cash requirements to finance its current and foreseeable cash requirements.


YEAR 2000 COMPLIANCE

     The Company's business does not rely significantly on date dependent computer systems and, therefore, management believes that Year 2000 related problems will not have a material impact on the Company. Nevertheless, the Company has assessed its information systems, and has upgraded its information systems as a part of its continuing technology refresh program, which has resulted in these systems becoming Year 2000 compliant. Since the Company has upgraded its information technology systems as a part of its normal technology refresh program, it has not expended significant amounts on Year 2000 issues. In light of the Company's state of readiness, the Company does not believe that a contingency plan for Year 2000 issues is required.

ITEM 7.   FINANCIAL STATEMENTS

     The Report of Independent Public Accountants appears at page F-1 and the Financial Statements and Notes to Financial Statements appear at pages F-2 through F-21 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No response required.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The current Directors and Executive Officers of the Company and those who have served during the fiscal year ended September 30, 1999, are as follows:

NAME                    AGE                     POSITION
----------------------  ---  ------------------------------------------------
Nicholas P. Bartolini... 63  Director

Lawrence Cohen.......... 55  Chairman of the Board and Director

Louis J. Infante........ 49  Executive Vice President and Chief Operating
                             Officer, McLaren Traction; Secretary of
                             the Company

David D. Jones.......... 56  Director

Jacqueline K. Kurtz..... 46  Chief Financial Officer/Executive Vice President-
                             Business Infrastructure

Wiley R. McCoy.......... 60  President, Chief Operating Officer and Director

Erick A. Reickert....... 64  Director

Robert J. Sinclair...... 67  Director

Kenneth R. Black/1/..... 53  Vice President of Sales and Marketing

John C. McCormack/2/.... 68  Director

Steven E. Sanderson/3/.. 46  Chief Financial Officer, Secretary and Treasurer

     There are no family relationships among any of the Directors or Executive Officers.

     NICHOLAS P. BARTOLINI. Mr. Bartolini has served as a Director of the Company since October, 1997. Since 1995, Mr. Bartolini has been Principal of Bartolini Associates with offices in Santa Barbara, California. Bartolini Associates has provided process re-engineering new product and business development and sales consultant services to automotive suppliers in the United States and Europe. It also engages in venture investments and has pro bono association with RAND. Mr. Bartolini was Vice President, Ford Parts and Service Operations for Ford Motor Company in Europe from 1989 to 1994.

     LAWRENCE COHEN. Mr. Cohen has served as a Director of the Company since January 20, 1995, and as Chairman of the Board since April 1, 1999. Mr. Cohen founded and is currently the Chairman of the Board and President of Bristol Retail Solutions, Inc. Mr. Cohen is also Chairman of the Board of Registry Magic Inc., a company founded by Mr. Cohen (NASDAQ).

     LOUIS J. INFANTE. Mr. Infante has served as the Executive Vice
President and Chief Operating Officer of McLaren Traction, a division of McLaren Automotive Group, since May 1, 1999. Mr. Infante was the Chief Operating Officer of AG
--------------------
/1/ Kenneth R. Black served as the Company's Vice President of Sales and Marketing between July 1992 and June 18, 1999. Mr. Black resigned as the Vice President of Sales and Marketing effective June 18, 1999.
/2/ John C. McCormack served as a Director of the Company from January 8, 1998, until September 30, 1999. Mr. McCormack resigned as a Director effective September 30, 1999. Mr. McCormack served as Chief Executive Officer between January 8, 1998 and April, 1999. He also served as President and Chief
Operating Officer of the Company between January, 1995, and April, 1999, as Secretary and Treasurer between January 31, 1996, and April, 1999, and as Chairman of the Board between January 8, 1998, and April, 1999.
/3/ Steven E. Sanderson served as Chief Financial Officer between March 1997 and September 30, 1999. Mr. Sanderson resigned as Chief Financial Officer of the Company effective September 30, 1999.

Simpson/Usiminas Ltda. from May, 1997, through April, 1999. Between September, 1996, and May, 1997, he served as the Managing Director of South American Operations for the Becker Group. Mr. Infante was the Managing Director of South American Operations for APX International from 1993 through August, 1996.

     DAVID D. JONES. Mr. Jones has been a Director of the Company since January, 1998. Since September, 1997, Mr. Jones has served as President and Chief Executive Officer and a Director of Outboard Marine Corporation ("OMC"), which manufactures and markets outboard marine engines, boats and marine parts with annual sales of approximately $1.1 billion. He was named Chairman of the Board of OMC in May, 1999. OMC is privately owned but has publicly-held debt and files reports under the Securities Exchange Act of 1934. From 1990 through August, 1997, he served as president of the Mercury Marine Division of the Brunswick Corporation, a manufacturer of boats, outboard motors, stern drives and other recreational products. Mr. Jones is also a Director of National Exchange Bank, Fond du Lac, Wisconsin.

     JACQUELINE K. KURTZ. Ms. Kurtz was appointed Chief Financial Officer/ Executive Vice President-Business Infrastructure on December 6, 1999. Ms. Kurtz was previously employed by UUNet Technologies, an MCI World/Com Company, from 1997 to 1999. From 1994-1997 she held the office of Vice President-Administration of APX International, a Detroit area firm specializing in engineering and design services. She served as Vice President Finance and Corporate Administration of Pioneer Engineering from 1990-1994.

     WILEY R. McCOY. Mr. McCoy has served as President and Chief Operating Officer of the Company since April 20, 1999. Mr. McCoy served as the President and Chief Operating Officer of McLaren Engines, Inc. from December, 1993 through January, 1999.

     ERICK A. REICKERT. Mr. Reickert has served as a Director of the Company since October, 1997. Mr. Reickert is currently retired. From September, 1992 to January, 1996 he was President and CEO of New Venture Gear, Inc. which is jointly owned by Chrysler Corp. and General Motors Corp., and is a licensee of the Company's Gerodisc technology.

     ROBERT J. SINCLAIR. Mr. Sinclair has served as a Director of the Company since April 1994. Mr. Sinclair is a retired Chairman and Chief Executive Officer of Saab Cars USA, Inc. Mr. Sinclair consults for many organizations.

     The standing committees of the Board of Directors are the Audit Committee and the Compensation Committee.

     The Audit Committee consists of David A. Jones and Nick P. Bartolini, each of whom is an independent Director. John C. McCormack was a member of the Audit Committee until April, 1999. The Audit Committee's function is to review and report to the Board of Directors with respect to the selection and the terms of engagement of the Company's independent public accountants, and to maintain communications among the Board of Directors, such independent public accountants, and the Company's internal accounting staff with respect to accounting and audit procedures, the implementation of recommendations by such independent public accountants, the adequacy of the Company's internal controls and related matters. The Audit Committee also reviews certain related party transactions and any potential conflict of interest situations involving officers, directors or stockholders beneficially owning more than 10% of an equity security of the Company.

     The Compensation Committee consists of Robert J. Sinclair and Nick P. Bartolini. The Compensation Committee's function is to review and approve annual salaries and bonuses for all executive officers and review, approve and recommend to the Board of Directors the terms and conditions of all employee benefit plans or changes thereto, including the granting of stock options pursuant to the Company's 1994 Option Plan.

     The Company agreed with the Representative of the Underwriters in the Company's 1997 Public Offering that, for a period of 36 months from the date of closing of the offering, the Company will allow an observer designated by the Representative and acceptable to the Company to attend all meetings of the Board of Directors. Such observer will have no voting rights. He or she will be reimbursed for out-of-pocket expenses incurred in attending such meetings, and will be indemnified against any claims arising out of participation at Board meetings, including claims based on liabilities arising under the securities laws.

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


     Louis J. Infante filed Form 3 one month late and Form 5 reporting one transaction ten days late; Erick A. Reickert filed Form 5 reporting one option grant ten days late.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth information regarding the executive compensation for the Company's Chief Executive Officer and each other Executive Officer who received compensation in excess of $100,000 for the fiscal years ended September 30, 1999, 1998 and 1997:

                          SUMMARY COMPENSATION TABLE

                                                                                    LONG-TERM COMPENSATION
                                       ANNUAL COMPENSATION                          AWARDS         PAYOUTS
                                  ----------------------------               ---------------------------------------------
                                                                                        SECURI-
                                                                                        TIES
                                                                                        UNDERLY-
                                                                   OTHER     RE-        ING                  ALL
                                                                   ANNUAL    STRICTED   OPTIONS/             OTHER
NAME AND PRINCIPAL                                                 COMPEN-   STOCK      SARs       LTIP      COMPEN-
POSITION                          YEAR  SALARY          BONUS      SATION    AWARD(S)   (NUMBER)   PAYOUTS   SATION
--------------------------------------------------------------------------------------------------------------------------
Wiley R. McCoy,/1/                1999  $ 121,389/2/     -0-        -0-        -0-          -0-     -0-      -0-
  President and COO

Louis J. Infante,                 1999  $  52,500/3/     -0-        -0-        28,571/4/    -0-     -0-      -0-
  Executive Vice President
  and COO, McLaren Traction

Kenneth R. Black,/5/              1999  $  97,500        $1,950     -0-        -0-       41,589     -0-      $ 21,002/6/
  Vice President                  1998  $ 119,167/7/     -0-        -0-        -0-       17,374     -0-      -0-
  Of Sales and Marketing          1997  $  90,000        -0-        -0-        -0-      104,257     -0-      -0-

Steven E. Sanderson,/8/           1999  $ 119,453        $1,650     -0-        -0-       37,096     -0-      -0-
Chief Financial Officer           1998  $ 104,418/9/     -0-        -0-        -0-        9,781     -0-      -0-
                                  1997  $  51,468        -0-        -0-        -0-       10,000     -0-      -0-

John C. McCormack,/10/            1999  $  95,233        $2,100     -0-        -0-       38,400     -0-      $  1,250/11/
  President & Chief               1998  $ 123,603/12/    -0-        -0-        -0-       49,414     -0-      $  1,250/13/
  Executive Officer               1997  $  90,000        -0-        -0-        -0-      106,386     -0-      -0-

Alain J-M Clenet, Officer/14/     1998  $  38,125        -0-        -0-        -0-       11,450     -0-      $ 33,925/15/
                                  1997  $ 152,500        -0-        -0-        -0-        8,278     -0-      $  5,953/16/

--------------------
/1/ Mr. McCoy was appointed President and COO of the Company on April 20, 1999. /2/ Mr. McCoy received compensation of $25,784 from McLaren Engines between October 1, 1998, and January 6, 1999, and compensation of $95,605 from the Company between January 6, 1999, through September 30, 1999.
/3/  Mr. Infante was hired on May 1, 1999.
/4/ The fair market value of these shares, when awarded in July, 1999, was $100,000.
/5/ Mr. Black resigned as Vice President of Sales & Marketing effective June 18, 1999. /6/ Represents accrued vacation paid to Mr. Black upon his resignation.
/7/ Effective January 1, 1998, Mr. Black's compensation was increased from $90,000 per year to $130,000 per year.
/8/ Mr. Sanderson resigned as Chief Financial Officer effective September 30, 1999.
/9/ Mr. Sanderson was hired on January, 1997, as Controller and Chief Financial Officer effective March, 1997. Effective January 1, 1998, his annual salary increased from $85,000 per year to $110,000 per year.
/10/ Mr. McCormack resigned as President and Chief Executive Officer in
April, 1999.
/11/ Represents amounts paid by the Company as a matching payment to a 401(k) plan contribution.
/12/ Effective January 1, 1998, Mr. McCormack's compensation was increased from $90,000 per year to $140,000 per year.
/13/ Represents amounts paid by the Company as a matching amount to a 401(k) plan contribution.
/14/ Mr. Clenet resigned as an Officer and Director of the Company on January 8, 1998.
/15/ Represents automobile purchased for $28,000 for Mr. Clenet as part of termination agreement, legal expenses of $5,109 in connection to termination, and $816 for additional medical expenses.
/16/ Represents contractual employment agreement for estate and trust planning for Mr. Clenet and his family of $2,600, premiums of $371 on a $5,000,000 umbrella liability insurance policy and $2,982 for additional medical expenses paid on his behalf.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               Individual Grants

                         NUMBER OF      % OF TOTAL
                         SECURITIES     OPTIONS/SARs
                         UNDERLYING     GRANTED TO    EXERCISE
                         OPTIONS/SARs   EMPLOYEES IN  OR BASE       EXPIRATION
NAME                     GRANTED (#)    FISCAL YEAR   PRICE ($/SH)  DATE
----------------------  -------------  -------------  ------------  ----------
Wiley R. McCoy                   0            0.0%     ----------   ---------
Louis J. Infante                 0            0.0%     ----------   ---------
Kenneth R. Black/1/         41,589          12.32%        3.25      9/18/99
John C. McCormack/2/        38,400          12.30%        3.25      10/28/01
Steven E. Sanderson/3/      37,096          11.88%        3.25      10/28/01

     In January, 1999, McLaren Engines, Inc. entered into an employment agreement with Wiley R. McCoy to employ Mr. McCoy in the position of President and Chief Operating Officer of McLaren Engines, Inc. On April 20, 1999, this agreement was terminated and Mr. McCoy entered into a new employment agreement with the Company to serve as the Company's President and Chief Operating Officer. Mr. McCoy's current employment agreement is for an initial term of two years, but will be automatically extended an additional two year period unless either party notifies the other of its intent to end the agreement at least 90 days prior to the end of the initial term. Mr. McCoy is to receive a base salary of $140,000 plus annual cost of living adjustments. Mr. McCoy's agreement also entitles him to participate in all fringe benefits available to other executive officers and provides that he is to be granted options to purchase 25,000 to 30,000 shares of the Company annually. The agreement may be terminated by the Company with or without cause at any time. If the agreement is terminated by the Company without cause, Mr. McCoy will continue to receive his salary and benefits for up to 12 months.

     On May 1, 1999, the Company entered into an employment agreement with Louis
J. Infante to employ Mr. Infante in the position of Executive Vice-President and Chief Operating Officer of the Company's McLaren Traction Division. The agreement is for an initial term of two years, but will be automatically extended an additional two year period unless either party notifies the other of its intent to end the agreement at least 90 days prior to the end of the initial term. Mr. Infante is to receive a base salary of $130,000 plus annual cost of living adjustments. Mr. Infante's agreement also entitles him to participate in all fringe benefits available to other executive officers and provides that he is to be granted options to purchase 25,000 shares annually. In addition, Mr. Infante received a one-time grant of shares with a market value equal to $100,000 in July, 1999. The agreement may be terminated by the Company with or without cause at any time. If the agreement is terminated by the Company without cause, Mr. Infante will continue to receive his salary and benefits for up to 12 months.

     On May 1, 1999, the Company entered into an employment agreement with Steven E. Sanderson, the Company's Chief Financial Officer. This agreement was terminated on September 30, 1999. Under this agreement, Mr. Sanderson received a base salary of $130,000 plus annual cost of living adjustments. The agreement also entitled him to participate in all fringe benefits available to other executive officers and provided that he was to be granted options to purchase 25,000 shares annually. On October 1, 1999, the Company, in consideration for the termination of Mr. Sanderson's employment agreement agreed to enter into a consulting agreement with Mr. Sanderson for a period of eight months, with compensation of $5,950 per month.

     In April, 1999, John C. McCormack resigned as President and Chief Executive Officer of the Company. The Company entered into a Consulting Agreement with Mr. McCormack on April 1, 1999, whereby he was retained as a corporate consultant until April 24, 2000. The agreement calls for Mr. McCormack to receive compensation of $147,000 during the term of the consulting agreement, plus use of a vehicle and medical benefits.

--------------------
/1/ Mr. Black resigned as Vice President of Sales and Marketing effective June 18, 1999.
/2/ Mr. McCormack resigned as President and Chief Executive Officer in
April, 1999.
/3/ Mr. Sanderson resigned as Chief Financial Officer effective September 30, 1999.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                         AND FY-END OPTION/SAR VALUES

                                                        NUMBER OF
                                                        SECURITIES UNDER-     VALUE OF UNEXER-
                       SHARES                           LYING UNEXER-         CISED-IN-THE
                       ACQUIRED                         CISED OPTIONS/        MONEY OPTIONS/
                       ON                               SARS AT FY-END        SARS AT FY-END
                       EXERCISE         VALUE           EXERCISABLE/          EXERCISABLE/
        NAME           (NUMBER)         REALIZED        UNEXERCISABLE         UNEXERCISABLE
---------------------  ---------------  --------------  --------------       ----------------
Wiley R. McCoy         --               --                    0/0            $0/0
Louis J. Infante       --               --                    0/0            $0/0
John C. McCormack      --               --              244,240/0            $0/0
Kenneth R. Black       --               --                    0/0            $0/0
Steven E. Sanderson    --               --               52,877/0            $0/0


DIRECTORS' COMPENSATION

     The Company's Directors receive fees of $1,250 per meeting for their attendance at Board or committee meetings, and receive 12,500 options under the Company's 1994 Stock Option Plan. Directors are also reimbursed for their reasonable expenses in attending meetings of the Board of Directors and any committees thereof. During the fiscal year ended September 30, 1999, the Company's Directors received 75,000 options under the Company's 1994 Stock Option Plan in lieu of cash fees.

     In October, 1998, stock options to purchase 12,500 shares each were granted to Robert J. Sinclair, Lawrence Cohen, Nick Bartolini, Erick Reickert and David
D. Jones. These options are exercisable at $3.25 per share.

     In October, 1999, stock options to purchase 12,500 shares each were granted to Robert J. Sinclair, Lawrence Cohen, Nick Bartolini, Erick Reickert and David
D. Jones. These options are exercisable for five years at $2.3125 per share.

     Certain of the Company's Directors receive fees for consulting services to the Company in addition to the fees they receive as Directors. During the fiscal year ended September 30, 1999, the Company paid Lawrence Cohen $42,174 for such consulting services.


STOCK OPTION PLANS

     1994 STOCK OPTION PLAN

     The 1994 Stock Option Plan provides for the grant of options to purchase up to 750,000 shares of Common Stock to employees, officers, directors and consultants of the Company. The purpose of this plan is two-fold. First, the plan will further the interests of the Company and its shareholders by providing incentives in the form of stock options to employees who contribute materially to the success and profitability of the Company. Second, the plan will provide the Company flexibility and the means to reward directors and consultants who render valuable contributions to the Company. The Board has the power to determine at the time the option is granted whether the option will be an incentive stock option (an option which qualifies under Section 422 of the Internal Revenue Code of 1986) or an option which is not an incentive stock option. However, incentive stock options will only be granted to persons who are employees of the Company. Vesting provisions are determined by the Board at the time options are granted. The option price must be satisfied by the payment of cash. The Board of Directors may amend the plan at any time, provided that the Board may not amend the plan to materially increase the number of shares available under the plan or to materially change the eligible class of employees without shareholder approval.

     On July 1, 1997, the Company's Board of Directors adopted amendments to the 1994 Stock Option Plan to increase the number of shares of Common Stock which may subject to options granted under the plan to 1,000,000;

to allow the exercise price of options to be paid by means other than cash; and to allow options to be granted with reload option provisions. On December 16, 1997, the Company's Board of Directors adopted an additional amendment to increase the number of shares of Common Stock which may be subject to options granted under the plan to 1,400,000. These amendments were approved by the Company's shareholders on April 3, 1998. On October 28, 1998, the Board of Directors adopted an additional amendment to increase the number of shares of Common Stock which may be subject to options granted under the plan to 2,000,000. This amendment was approved by the Company's shareholders on April 4, 1999.

     As of September 30, 1999, there were 1,219,670 options outstanding under the plan with exercise prices ranging from $6.28125 to $3.25.


401(K) PLAN

     The Company has a 401(k) plan under which all eligible employees may contribute up to 15 percent of their compensation. The Company matches contributions in the amount of 10 percent of all elective deferrals, and, at the Company's option, may contribute annually up to 15 percent of the total compensation of all eligible employees.

     As a result of the acquisition of McLaren, the Company is maintaining an additional 401(k) plan for the employees of this Division. Under the terms of this plan, the Company contributes up to two percent of the participant's annual salary. Company contributions have a graded vesting period based on years of service. Additionally, this plan allows for contributions by the participant equal to eighteen percent of the participant's salary.

     During the years ended September 30, 1998 and 1999, the Company made $8,230 and $35,471, respectively, in matching contributions under these plans.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number and percentage of shares of the Company's Common Stock owned beneficially, as of October 22, 1999, by any person who is known to the Company to be the beneficial owner of 5% or more of such Common Stock, and, in addition, by each Director and Executive Officer of the Company and by all Directors and Officers of the Company as a group. Information as to beneficial ownership is based upon statements furnished to the Company by such persons. Each person has sole voting and investment power with respect to the shares shown except as noted.

NAME AND ADDRESS                   AMOUNT AND NATURE OF   PERCENT
OF BENEFICIAL OWNERS               BENEFICIAL OWNERSHIP   OF CLASS
---------------------------------  --------------------  ---------
Nicholas P. Bartolini                   48,840/1/          *
1926 Santa Barbara Street
Santa Barbara, CA  93101

Lawrence Cohen                         539,906/2/          5.2%
3311 NE 26th Avenue
Lighthouse Point, FL  33064

--------------------
*   Represents less than 1% of Class.
/1/ Represents 11,340 shares held directly and 37,500 shares underlying currently exercisable stock options held by Mr. Bartolini.
/2/ Represents 10,500 shares held directly by Mr. Cohen, 229,406 shares held directly by Mr. Cohen's wife, and 300,000 shares underlying currently exercisable stock options held by Mr. Cohen.

Louis J. Infante                        53,571/3/         *
32233 West Eight Mile Road
Livonia, MI  48152

David D. Jones                          25,000/4/         *
100 Sea Horse Drive
Waukegan, IL  60085

Jacqueline K. Kurtz                       -0-             0.0%
32233 West Eight Mile Road
Livonia, MI  48152

Wiley R. McCoy                         101,250/5/         1.0%
32233 West Eight Mile Road
Livonia, MI  48152

Erick A. Reickart                       31,250/6/         *
5128 Woodlands Drive
Bloomfield Hills, MI  48302

Robert J. Sinclair                     114,000/7/         1.1%
1025 North Ontare Road
Santa Barbara, CA  93105

All Directors and Executive            913,817            8.7%
Officers as a Group (8 persons)

Kenneth R. Black/8/                       -0-             0.0%
600 C Ward Drive
Santa Barbara, CA  93111

John C. McCormack/9/                   244,240/10/        2.1%
600 C Ward Drive
Santa Barbara, CA  93111

Steven E. Sanderson/11/                 70,377/12/        *
600 C Ward Drive
Santa Barbara, CA  93111

Brian Chang......................    1,217,113/13         11.6%

--------------------
/3/ Represents 28,571 shares held directly and 25,000 shares underlying currently exercisable stock options held by Mr. Infante.
/4/ Represents shares underlying currently exercisable stock options held by Mr. Jones.
/5/ Represents 76,250 shares held directly and 25,000 shares underlying currently exercisable stock options held by Mr. McCoy.
/6/ Represents shares underlying currently exercisable stock options held by Mr. Reickert.
/7/ Represents 10,000 shares held directly, 4,000 shares held with his wife as joint tenants, and 100,000 shares underlying currently exercisable stock options held by Mr. Sinclair.
/8/ Mr. Black resigned as Vice President of Sales and Marketing effective June 18, 1999.
/9/ Mr. McCormack resigned as an officer of the Company effective April, 1999, and as a Director effective September 30, 1999.
/10/ Represents shares underlying currently exercisable stock options held by Mr. McCormack.
/11/ Mr. Sanderson resigned as Chief Financial Officer effective September 30, 1999.
/12/ Represents 70,377 shares underlying currently exercisable stock options held by Mr. Sanderson.

1 Chatsworth Court
#24-21 Chatsworth Court
Singapore  249745

Greenmotors, L.L.C./14/              1,118,652            10.7%
277 Park Avenue, 27th Floor


ITEM 12.  CERTAIN RELATIONS AND RELATED TRANSACTIONS

     On January 8, 1998, the Company was a party to two agreements in which Alain Clenet, who was the Company's Chairman of the Board and Chief Executive Officer, sold a total of 1,677,978 shares of the Company's common stock. In one agreement Mr. Clenet sold 1,118,652 shares to Greenmotors L.L.C., which as a result of this purchase, now owns 10.7% of the Company's shares outstanding. David D. Jones, a Director of the Company, is a member of Greenmotors L.L.C. In the other agreement, Mr. Clenet sold a total of 559,326 to four investors, including the wife of Lawrence Cohen, one of the Company's Directors, who purchased 219,406 shares. Simultaneously with the closing of these two transactions, the Company and Mr. Clenet entered into a Separation Agreement pursuant to which Mr. Clenet agreed to resign as an Officer and Director of the Company, which was immediately effective.

--------------------------------------------------------------------------------
/13/ John C. McCormack, a former officer and Director of the Company, holds a revocable proxy to vote Mr. Chang's shares.
/14/ David D. Jones, a Director of the Company, is a member of Greenmotors, L.L.C. New York, NY 10172

PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  EXHIBITS

EXHIBIT
NUMBER     DESCRIPTION                     LOCATION
---------------------------------------------------

3.1        Articles of Incorporation       Incorporated by reference to the
                                           Company's Registration Statement on
                                           Form S-18 (SEC File No. 33-3135D)

3.2        Bylaws                          Incorporated by reference to the
                                           Company's Registration Statement on
                                           Form S-18 (SEC File No. 33-3135D)

10.1       License Agreement with          Incorporated by reference to Exhibit
           New Venture Gear, Inc.*         10.2 to the Company's Annual Report
                                           on Form 10-K for the fiscal year
                                           ended September 30, 1993.

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

10.7       Option Agreement with           Incorporated by reference to
           America Axle and Manufacturing, Exhibit 10.7 to the Company's
           Inc.                            Annual Report on Form 10-K for the
                                           fiscal year ended September 30, 1995

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
           Dated March 31, 1997*

10.11      License Agreement with New      Incorporated by reference to Exhibit
                                           10.11 to the Company's

           Venture Gear, Inc. dated        Annual Report on Form 10-KSB for the
           January 5, 1998*                fiscal year ended September 30, 1997

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

10.14      ASHA/TAISUN Board of            Incorporated by reference to Exhibit
           Directors Resolution            10.14 to the Company's Annual Report
                                           on Form 10-KSB for the fiscal year
                                           ended September 30, 1998

10.15      Employment Agreement with       Filed herewith electronically
           Wiley R. McCoy

10.16      Employment Agreement with       Filed herewith electronically
           Louis J. Infante

10.17      Employment Agreement with       Filed herewith electronically
           Steven E. Sanderson

10.18      Consulting Agreement with       Filed herewith electronically
           John C. McCormack

23         Consent of Arthur Anderson LLP  Filed herewith electronically

27         Financial Data Schedule         Filed herewith electronically

--------------------
*Portions of the this document have been excluded pursuant to a confidential agreement request.

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

                                  McLAREN AUTOMOTIVE GROUP, INC.


Dated: December 27, 1999          /s/ Wiley R. McCoy
                                  ------------------------------
                                  By:  Wiley R. McCoy
                                       President, COO and Director



Dated: December 29, 1999          /s/  Jacqueline K. Kurtz
                                  ------------------------------
                                  By:  Jacqueline K. Kurtz
                                       Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES                     TITLE                       DATE


/s/ Wiley R. McCoy                                         December 27, 1999
------------------------------
Wiley R. McCoy                 President, COO and Director


/s/ Robert J. Sinclair                                     December 26, 1999
------------------------------
Robert J. Sinclair             Director


/s/ Lawrence Cohen                                         December 29, 1999
------------------------------
Lawrence Cohen                 Chairman of the Board
                               and Director


/s/ Nicholas P. Bartolini                                  December 27, 1999
------------------------------
Nicholas P. Bartolini          Director


/s/ Erick A. Reickert                                      December 23, 1999
------------------------------
Erick A. Reickert              Director


/s/ David D. Jones                                         December 23, 1999
------------------------------
David D. Jones                 Director

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of
  McLaren Automotive Group, Inc.:

We have audited the accompanying consolidated balance sheets of McLAREN AUTOMOTIVE GROUP, INC. (formerly ASHA Corporation) (a Delaware corporation) as of September 30, 1999 and 1998, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McLAREN AUTOMOTIVE GROUP, INC. as of September 30, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Arthur Andersen LLP

Detroit, Michigan,
  November 15, 1999.

MCLAREN AUTOMOTIVE GROUP
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 1999 AND 1998

                                                    1999              1998
                                                 ----------         ---------
ASSETS

  CURRENT ASSETS:
    CASH AND CASH EQUIVALENTS                    $    739,395      $  2,348,540
    MARKETABLE SECURITIES                              40,275               -
    ACCOUNTS RECEIVABLE, NET OF ALLOWANCE
       FOR DOUBTFUL ACCOUNTS OF
       $15,000 AND $- IN 1999
       AND 1998, RESPECTIVELY                       1,782,587         3,653,200
    PREPAID EXPENSES AND OTHER                        103,679            64,183
                                                 ------------      ------------
       TOTAL CURRENT ASSETS                         2,665,936         6,065,923
                                                 ------------      ------------


  PROPERTY AND EQUIPMENT, AT COST
    NET OF ACCUMULATED DEPRECIATION
    AND AMORTIZATION                                4,346,411           570,382

  OTHER ASSETS:
    INVESTMENT IN AFFILIATE                               -             609,557
    GOODWILL AND OTHER INTANGIBLES,
      AT COST, NET OF ACCUMLATED
      AMORTIZATION                                    759,687               -
                                                 ------------      ------------
       TOTAL OTHER ASSETS                             759,687           609,557
                                                 ------------      ------------
        TOTAL ASSETS                             $  7,772,034      $  7,245,862
                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
    LINE OF CREDIT PAYABLE                       $    766,000      $        -
    ACCOUNTS PAYABLE                                  573,447            78,000
    CUSTOMER DEPOSITS                                 145,995               -
    PAYROLL AND RELATED                               179,638           163,467
    ACCRUED LIABILITIES                               171,658            95,807
    CURRENT PORTION OF NOTES PAYABLE                  328,456            63,638
                                                 ------------      ------------
      TOTAL CURRENT LIABILITIES                     2,165,194           400,912
                                                 ------------      ------------

  NOTES PAYABLE--NET OF CURRENT PORTION             2,687,701           272,842

      TOTAL LIABLITIES                              4,852,895           673,754
                                                 ------------      ------------


  STOCKHOLDERS' EQUITY:
    PREFERRED STOCK, $ .001 PAR VALUE:
      AUTHORIZED - 10,000,000 SHARES
        NO SHARES ISSUED OR OUTSTANDING                   -                 -
    COMMON STOCK,  .00001 PAR VALUE:
      AUTHORIZED - 20,000,000 SHARES
      ISSUED AND OUTSTANDING - 9,088,517
      SHARES IN 1999 AND 8,798,223
      SHARES IN 1998                                       91                88
    ADDITIONAL PAID-IN CAPITAL                     13,192,514        11,884,000
    ACCUMULATED DEFICIT                           (10,177,619)       (5,230,073)
    LESS:  TREASURY STOCK AT COST                     (81,907)          (81,907)
    ACCUMULATED COMPREHENSIVE LOSS                    (13,940)              -
                                                 ------------      ------------
        TOTAL STOCKHOLDERS' EQUITY                  2,919,139         6,572,108
                                                 ------------      ------------
        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                   $  7,772,034      $  7,245,862
                                                 ============      ============

MCLAREN AUTOMOTIVE GROUP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998

                                                   1999           1998
                                               ----------       ---------
REVENUES:
    LICENSE FEES                               $       -      $ 5,500,000
    CONTRACT AND OTHER SERVICES                  4,858,504        184,883
                                               -----------    -----------
        TOTAL REVENUES                           4,858,504      5,684,883
                                               -----------    -----------

OPERATING EXPENSES:
    RESEARCH AND DEVELOPMENT                     2,465,534      1,604,964
    COST OF REVENUES                             1,909,080            -
    SELLING, GENERAL AND ADMINISTRATIVE          4,681,686      1,959,436
                                               -----------    -----------
                                                 9,056,300      3,564,400
                                               -----------    -----------
INCOME(LOSS) FROM OPERATIONS                    (4,197,796)     2,120,483
                                               -----------    -----------

OTHER INCOME(EXPENSE):
    LOSS ON INVESTMENT IN AFFILIATE               (609,557)      (534,467)
    INTEREST INCOME                                 64,498        270,196
    INTEREST EXPENSE                              (201,725)       (29,038)
    OTHER                                           (3,918)         7,126
                                               -----------    -----------
                                                  (750,702)      (286,183)
                                               -----------    -----------
    INCOME(LOSS) BEFORE PROVISION FOR
      FOR INCOME TAXES                          (4,948,498)     1,834,300

PROVISION(CREDIT) FOR INCOME TAXES                    (952)        44,425
                                               -----------    -----------
NET INCOME(LOSS)                               $(4,947,546)   $ 1,789,875
                                               ===========    ===========

BASIC EARNINGS (LOSS) PER SHARE                $     (0.55)   $      0.21
                                               ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
      OUTSTANDING                                8,988,266      8,725,168
                                               ===========    ===========

DILUTED EARNINGS (LOSS) PER SHARE              $     (0.55)   $      0.20
                                               ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
      AND EQUIVALENTS OUTSTANDING                8,988,266      9,044,216
                                               ===========    ===========

COMPREHENSIVE INCOME (LOSS):

    NET INCOME (LOSS)                          $(4,947,546)   $ 1,789,875
    UNREALIZED LOSS ON MARKETABLE SECURITIES       (13,940)           -
                                               -----------    -----------
    COMPREHENSIVE INCOME (LOSS)                $(4,961,486)   $ 1,789,875
                                               ===========    ===========

MCLAREN AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998


                                                       ADDITIONAL                                     ACCUMULATED         TOTAL
                              COMMON       STOCK        PAID-IN       ACCUMULATED       TREASURY     COMPREHENSIVE    STOCKHOLDERS'
                              SHARES       AMOUNT       CAPITAL         DEFICIT          STOCK            LOSS            EQUITY
                           ------------   ---------   ------------   ------------    ------------    ------------    ------------
BALANCE
   SEPTEMBER 30, 1997         8,651,393   $      87   $ 11,247,348   $ (7,019,948)   $    (81,907)   $        -      $  4,145,580

   ISSUANCE OF
   COMMON STOCK
   DUE TO EXERCISE
   OF STOCK OPTIONS             146,830           1        636,652            -               -               -           636,653

   NET INCOME                       -           -              -        1,789,875             -               -         1,789,875
                           ------------   ---------   ------------   ------------    ------------    ------------    ------------

 BALANCE
   SEPTEMBER 30, 1998         8,798,223   $      88   $ 11,884,000   $ (5,230,073)   $    (81,907)   $        -      $  6,572,108
                           ------------   ---------   ------------   ------------    ------------    ------------    ------------
   ISSUANCE OF
   COMMON STOCK
   DUE TO EXERCISE
   OF STOCK OPTIONS             111,723           1        482,849            -               -               -           482,850

   ISSUANCE OF
   COMMON STOCK
   IN CONNECTION
   WITH ACQUISITION             150,000           2        674,998            -               -               -           675,000

   COMPENSATION
   EXPENSE IN
   CONNECTION
   EMPLOYEE STOCK
   AWARD                         28,571         -          100,000            -               -               -           100,000

   CONSULTANT EXPENSE
   INCURRED IN CON-
   NECTION WITH ISSUANCE
   OF STOCK OPTIONS                 -           -           50,667            -               -               -            50,667

   UNREALIZED LOSS
   ON MARKETABLE
   SECURITIES                       -           -              -              -               -           (13,940)        (13,940)

 NET LOSS                           -           -              -       (4,947,546)            -               -        (4,947,546)
                           ------------   ---------   ------------   ------------    ------------    ------------    ------------

 BALANCE
   SEPTEMBER 30, 1999         9,088,517   $      91   $ 13,192,514   $(10,177,619)   $    (81,907)   $    (13,940)   $  2,919,139
                           ============   =========   ============   ============    ============    ============    ============

MCLAREN AUTOMOTIVE GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998

                                                             1999          1998
                                                          ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    NET INCOME(LOSS)                                    $(4,947,546)   $ 1,789,875
    ADJUSTMENTS TO RECONCILE NET INCOME(LOSS) TO
      NET CASH USED IN OPERATING ACTIVITIES:
        DEPRECIATION AND AMORTIZATION                       427,808        118,539
        COMPENSATION AND CONSULTANT EXPENSE RELATED
           TO THE ISSUANCE OF STOCK AND STOCK OPTIONS       150,667
        LOSS ON INVESTMENT IN AFFILIATE                     609,557        534,467
        LOSS ON SALES OF MARKETABLE SECURITIES               39,496            -
        LOSS ON DISPOSAL OF EQUIPMENT                        25,532            -
        CHANGES IN OPERATING ASSETS AND
          LIABILITIES:
            ACCOUNTS RECEIVABLE                           2,465,421     (2,755,194)
            PREPAID EXPENSES AND OTHER                       41,154          9,673
            ACCOUNTS PAYABLE                                373,678        (36,843)
            CUSTOMER DEPOSITS                                26,361            -
            PAYROLL AND RELATED                             (78,720)        92,221
            ACCRUED LIABILITIES                              21,497         36,430
                                                        -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                      (845,095)      (210,832)
                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    PURCHASES OF MARKETABLE SECURITIES                     (338,076)           -
    SALES OF MARKETABLE SECURITIES                          343,826            -
    ADDITIONS TO PROPERTY AND EQUIPMENT                    (951,793)      (512,319)
    PROCEEDS FROM DISPOSAL OF EQUIPMENT                       3,500         15,671
    INVESTMENT IN AFFILIATE                                     -         (534,467)
    CASH PAID FOR ACQUISITION, NET OF CASH ACQUIRED      (1,296,035)           -
                                                        -----------    -----------

NET CASH USED IN INVESTING ACTIVITIES                    (2,238,578)    (1,031,115)
                                                        -----------    -----------

NET CASH FROM FINANCING ACTIVITIES:
    BORROWINGS UNDER LINE OF CREDIT                       1,616,000            -
    REPAYMENTS UNDER LINE OF CREDIT                        (850,000)           -
    BORROWINGS UNDER NOTES PAYABLE                          421,174        370,000
    REPAYMENTS OF NOTES PAYABLE                            (195,497)       (33,520)
    PROCEEDS FROM EXERCISE OF STOCK OPTIONS                 482,851        636,653
                                                        -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 1,474,528        973,133
                                                        -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                (1,609,145)      (268,814)

    CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR        2,348,540      2,617,354
                                                        -----------    -----------
    CASH AND CASH EQUIVALENTS AT END OF YEAR            $   739,395    $ 2,348,540
                                                        ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

       CASH PAID FOR INTEREST                           $   186,000    $    29,000
                                                        ===========    ===========
       CASH PAID FOR INCOME TAXES                       $    32,000    $    47,000
                                                        ===========    ===========
NON CASH TRANSACTIONS:

       UNREALIZED LOSS ON MARKETABLE SECURITIES         $   (13,940)   $       -
                                                        ===========    ===========
       STOCK ISSUED IN CONNECTION WITH ACQUISITION      $   675,000    $       -
                                                        ===========    ===========

1.   THE COMPANY

     McLaren Automotive Group, Inc., (formerly ASHA Corporation) ("the Company"), is incorporated in the State of Delaware. Through fiscal year 1999, the Company was principally involved in the business of research and development in the automotive industry, and performed research and development on a fee for service basis, as well as developed new technologies to be licensed to its customers. The Company's focus has broadened from providing only research and development services to providing special application engineering services related to its Gerodisc technology. This broadening of focus should generate revenue producing activities on a more consistent basis than licensing alone.

     On January 7, 1999, the Company acquired all of the outstanding stock of McLaren Engines, Inc. ("McLaren") in exchange for 150,000 shares of the Company's authorized but unissued Common Stock valued at $675,000. The acquisition was made pursuant to the terms of a Stock Purchase Agreement among the Company, McLaren and the shareholders of McLaren. Immediately prior to the acquisition, the Company assisted McLaren to complete a reorganization in which McLaren redeemed the stock of its two shareholders and issued new shares to McLaren's employees. The Company loaned McLaren $1,355,000 from its operating funds for the reorganization. McLaren also borrowed $2,454,000 from an unaffiliated bank to complete this reorganization. The primary reason for the acquisition is that McLaren and the Company have many of the same clients and similar service offerings. Through integrating sales, marketing, and R&D engineering staff, the Company looks to better serve the worldwide licensee base, adding new capabilities and core services, while improving net earnings.

     The consolidated financial statements include the amounts of the Company and McLaren since the date of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

     The acquisition was accounted for under the purchase method of accounting. The excess of the purchase price (including expenses of approximately $203,000) over the fair value of net assets acquired, consisting of primarily of accounts receivable, property and equipment, a trademark and notes payable, of approximately $203,000 has been assigned to goodwill and is being amortized on a straight line basis over 20 years.

     Results of operations of McLaren are included in the consolidated financial statements subsequent to January 7, 1999. Unaudited proforma operating results of the Company, assuming the acquisition had been made on October 1, 1997 are as follows. Such information reflects adjustments to reflect additional interest expense, depreciation expense and goodwill amortization.

                                   Unaudited
                                1999              1998
                             -----------       ----------

     Revenue                 $ 5,870,000       $9,173,000
     Operating income (loss) $(4,096,000)      $2,360,000
     Net income (loss)       $(4,854,000)      $1,870,000
     Diluted earnings (loss)
      per share              $      (.53)      $      .20


     During fiscal year 1998 the Company derived all of its revenues from its Gerodisc technology which it had licensed to Automotive Original Equipment Manufacturers (OEMs). With the acquisition of McLaren during fiscal year1999, the Company derived a significant portion of its revenues from designing, developing, fabricating, testing and validating engines and related components for the automotive OEMs.



2.   BUSINESS RISKS AND FUTURE OPERATIONS

     The Company is subject to numerous business risks at this stage of its development. These risks include, but are not limited to, the Company's accumulated deficit, market acceptance of the Company's Gerodisc product into the automotive industry, the dependence upon a few customers in one industry, and potential competition.


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

     REVENUE RECOGNITION

     The Company recognizes revenue from license fees in the period in which the license fee is earned. Service revenues are recognized as the service is performed. The Company recognizes revenue from contracts over the life of the contract using the percentage of completion method. When estimates indicate a loss, the full amount of the loss is accrued.

     RESEARCH AND DEVELOPMENT

     Costs associated with developing and testing new concepts and designs are expensed as incurred. All research and development and patent acquisition costs have been expensed for the years ended September 30, 1999 and 1998.

     CUSTOMER DEPOSITS

     Customer deposits represent amounts paid by customers for services to be completed by the Company. As of September 30, 1999 these customer deposits totaled $145,995 and will be recognized as revenue as the related services are performed. As of September 30, 1998 the Company had no customer deposits.

     MARKETABLE SECURITIES

     Marketable securities are accounted for as "available for sale" in accordance with Statement of Financial Accounting Standards (SFAS) 115, whereby unrealized gains and losses are recorded as a component of stockholders' equity. At September 30, 1999, the market value of the securities was $40,275 and the carrying cost was $54,215. As of September 30, 1998 the Company did not have any marketable securities.

     During the year ended September 30, 1999 the Company had the following sales of marketable securities classified as "available for sale":



     Gross Proceeds                    $343,826

     Cost of Securities Sold          ($383,322)
                                      ----------

     Net Realized Loss                ($ 39,496)
                                      ==========


     CASH EQUIVALENTS

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     The Company maintains cash balances in highly qualified financial institutions. At various times such amounts are in excess of insured limits.

     PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost, including significant expenditures that increase the asset lives. Ordinary maintenance and repairs are charged to operations as incurred. When assets are sold or otherwise disposed of, the cost and accumulated deprecation or amortization is removed from the accounts and any resulting gain or loss is recognized. Realization of property and equipment is periodically reviewed in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets To Be Disposed Of."

     Depreciation and amortization is computed on straight-line and accelerated methods over estimated useful lives as follows:

     Building and Improvements                  20 years
     Leasehold Improvements                     5 years
     Machinery and Equipment                    5 to 7 years
     Vehicles                                   5 years

     SIGNIFICANT CUSTOMERS

     During fiscal 1999, revenues derived from two customers represented 57 percent and 18 percent of the Company's total revenues. Those customers accounted for 65 percent and 22 percent, respectively, of accounts receivable at September 30, 1999.

     During fiscal 1998, revenue derived from one customer represented 95 percent of the Company's total revenues. At September 30, 1998, receivables from the same customer accounted for 99 percent of the Company's accounts receivable balance.



     EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings Per Share". Earnings (loss) per share for the years ended September 30, 1999 and 1998 are based on the weighted average number of shares outstanding plus the dilutive effects of stock options. For the year ended September 30, 1999, stock options were not included in the computation as the Company incurred a net loss and their effect would be anti-dilutive.

     The weighted average number of common shares outstanding for the years ended September 30, 1999 and 1998 were 8,988,266 and 8,725,168, respectively. Options to purchase common shares of approximately 1,220,000 and 5,500, as of September 30, 1999 and 1998 respectively, were not included in the computation of diluted net earnings (loss) per share because such options would be anti-dilutive.

     RECLASSIFICATIONS

     Certain amounts in prior years have been reclassified to conform to the current year's presentation.

4.   SHORT TERM BORROWINGS

     The Company maintains two lines of credit with banks.

     Under the first line the Company may borrow up to $750,000 at the prime rate plus 1 percent (effective rate 9.25% at September 30, 1999). This line is secured by substantially all assets of the Company and provides for monthly interest payments with the outstanding principal due in full in February 2000. As of September 30, 1999, $666,000 was outstanding on this line of credit. No amount was outstanding on this line as of September 30, 1998.

     Under the second line the Company may borrow up to the lesser of $700,000 or 80% of the accounts receivable not more than ninety-days old at McLaren. The interest rate is at prime (effective rate 8.25% at September 30, 1999). This line is secured by accounts receivable at McLaren and provides for monthly interest payments with outstanding principal due in January 2000. As of September 30, 1999, $100,000 was outstanding on this line of credit.

     The Company and McLaren are subject to certain financial covenants under their long term and short term debt agreements. The most restrictive covenants require the Company and McLaren to maintain certain levels of working capital and tangible net worth. As of September 30, 1999, the Company was in violation of certain covenants. The Company has obtained a waiver relating to this violation. As of September 30, 1999, McLaren was fully in compliance with its covenant requirements.

5.   LONG TERM DEBT

     The Company has notes payable to banks which require monthly payments of principal and interest. These notes are summarized as follows:

                                                       1999             1998
                                                      ----------       --------
       Note payable to a bank, monthly payments
       of $17,512, including interest at 8.15%
       through January 2004, secured by related
       buildings.                                     $1,774,798       $   -

       Note payable to a bank, monthly payments
       of $13,090, including interest at
       prime +3/4%, (effective rate 9.0% at
       September 30, 1999) through January
       2004, secured by related equipment.               568,408           -


       Note payable to a bank, monthly payments
       of $6,344, including interest at
       9.25% through March 2003 secured by
       related equipment.                                224,302        272,544



                                                          1999           1998

       Note payable to a bank, monthly payments of
       $3,000 plus interest at prime plus 1/2%
       (effective rate 8.75% at September 30, 1999)
       through July 2004, secured by related
       equipment.                                       174,000            -


       Note payable to a bank, monthly payments of
       $1,737, plus interest at prime +1/2% (effective
       rate 8.75% at September 30, 1999) through
       May 2004, secured by related equipment.           97,253            -


       Notes payable to a bank, monthly payments
       totaling $1,824, including interest at rates
       ranging from 8.5% to 9.0% through March 2004,
       secured by related vehicles.                      79,953            -


       Note payable to a bank, monthly payments of
       $1,443 including interest at 8.75% through
       April 2003, secured by related equipment.         53,331          63,936

       Note payable to a bank, monthly payments of
       $1,009, including interest at 8.75% through
       March 2004, secured by related equipment.         44,112            -
                                                      ---------         -------

Total notes payable                                   3,016,157         336,480
Less current portion                                  ( 328,456)       ( 63,638)
                                                     ----------       ---------
Total                                                $2,687,701       $ 272,842
                                                     ==========       =========

Future scheduled maturities of notes payable as of September 30, 1999 are as follows:

     Year ending September 30:

           Year

           2000                        $  328,456
           2001                           357,473
           2002                           384,610
           2003                           366,537
           2004                         1,579,081
                                       ----------
                                       $3,016,157
                                       ==========

6.  PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following at September 30, 1999 and 1998:


                                           1999                1998
                                        ----------           --------
     Land                               $  517,905           $   -
     Vehicles                              200,354             72,186
     Machinery and equipment             2,509,804            958,592
     Leasehold improvements                 48,044             35,667
     Building and improvements           1,766,912               -
     Construction in progress               47,244               -
                                        ----------           --------
                                         5,090,263          1,066,445
                                        ----------           --------


     Less:  Accumulated depreciation
              and amortization          (  743,852)         ( 496,063)
                                        ----------          ---------

                                        $4,346,411          $ 570,382
                                        ==========          =========

7.  INVESTMENT IN AFFILIATE

    On August 11, 1994 the Company entered into a joint venture agreement with TAISUN Automotive Pte. Ltd., a Singapore corporation, which is 85 percent owned by a principal shareholder of the Company. The joint venture is operated through ASHA-TAISUN Pte. Ltd. (ASHA-TAISUN), a Singapore corporation. This investment was initially recorded on the equity method.

    ASHA-TAISUN is a holding company, which through its 85 percent-owned subsidiary, Jiaxing Independence Auto Design and Development Co., Ltd. (Jiaxing Auto), is developing automobile manufacturing facilities in Jiaxing, China. In December 1997, ASHA-TAISUN increased its ownership interest in Jiaxing Auto to 95%.

    During fiscal year 1997, the Company recorded its investment in ASHA-TAISUN at its invested capital contributions less its share of the operating losses. For the years ended September 30, 1997 and 1998, the Company recorded its share of losses relating to this investment of $861,257 and $534,467, respectively.

     During fiscal year 1998, the Company reduced its ownership in ASHA-TAISUN to 18 percent. As the Company owned less than 20 percent of ASHA-TAISUN and did not believe they exercise significant influence, the investment was recorded on the cost method. Furthermore, the Company had no additional financial commitments related to this investment. In exchange for the decreased ownership, the Company was to receive royalty payments in the amount of $100 per unit going forward. As of September 30, 1998, management believed the investment of $609,560 represented the realizable value of this investment.

     Due to declining economic conditions in Jiaxing, China and the uncertainty of future royalty payments, management has determined that the remaining investment was not realizable and, as of September 30, 1999, has written off the investment.

8.   STOCK OPTION PLANS

     In August 1993, the Company's Board of Directors approved the 1993 Nonqualified Stock Option Plan in which any employee, officer, director or consultant that the Board, in its sole discretion, designates is eligible to participate. At September 30, 1999, no options were outstanding under this plan.

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

     On July 1, 1997, the Company's Board of Directors adopted amendments to the 1994 Stock Option Plan to increase the number of shares of Common Stock which may be subject to options granted under the plan to 1,000,000; to allow the exercise price of options to be paid by means other than cash; and to allow options to be granted with reload options provisions. On December 16,1997, the Company's Board of Directors adopted an additional amendment to increase the number of shares of Common Stock which may be subject to options granted under the plan to 1,400,000. These amendments were approved by the

     Company's shareholders on April 3, 1998. On October 28, 1998, the Board of Directors adopted an additional amendment to increase the number of shares of Common Stock which may be subject to options granted under the plan to 1,800,000.

     In 1999, the Company entered into three employment agreements, which call for annual option grants under this plan totaling 75,000 shares.

     In July 1997, the Company granted, under no specific plan, an option to a consultant to purchase up to 93,100 shares of its common stock at the exercise price of $4.375 per share. The options vest at the rate of 2,100 per month plus 17,500 at the date of grant.

     Under the provision of SFAS 123, equity instruments granted to non-employees are excluded from the pro forma disclosure requirements and are recorded as compensation expense at fair value in the accompanying statements of operations. During fiscal 1999, the Company recorded consulting expense of $50,667 in connection with stock options granted to a non-employee.

     The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" in 1996. As allowed by SFAS No. 123, the Company has elected to continue to measure compensation cost under Accounting Principles Board Opinion (APB) No.25, "Accounting for Stock Issued to Employees" and comply with the pro forma disclosure requirements of the new standard.

     A summary of the Company's outstanding stock options and activity follows for the years ended September 30, 1999 and 1998:


                                       1999                       1998
                              -----------------------     ---------------------
                                Shares      Weighted       Shares       Weighted
                                Under        Average        Under        Average
                               Options      Ex. Price      Options      Ex.Price
Outstanding at beginning      ---------     ---------     ---------     -------
    of year                   1,146,556     $    4.90       933,872     $  4.60
Granted                         387,137          3.25       360,029        5.45
Exercised                      (111,723)         4.32      (146,830)       4.35
Forfeited                      (202,300)         4.13          (515)       3.69
                              ---------     ---------     ---------     -------
Outstanding at end
    Of year                   1,219,670     $    4.23     1,146,556     $  4.90
                              =========     =========     =========     =======
Exercisable at end
    of year                   1,200,770     $    4.23     1,102,456     $  4.73
                              =========     =========     =========     =======
Weighted average fair value
    of options granted                      $    1.88                   $  2.98
                                            =========                   =======

   The following table summarizes information about stock options outstanding at September 30, 1999:

                                             Weighted      Weighted Average                   Weighted
                                              Average        Remaining                         Average
   Exercise Price             Number O/S  Exercise Price    Contract Life     Exercisable  Exercise Price
 ---------------            ------------- --------------  -----------------   -----------  --------------
     $3.25-$4.56               951,995         3.90          1.92 years          933,095        3.89
    $5.125-$6.28               267,675         5.42          2.09 years          267,675        5.42
                             ---------                                         ---------
                             1,219,670                                         1,200,770
                             =========                                         =========

     As permitted by SFAS 123, the Company continues to apply the accounting rules of APB 25 governing the recognition of compensation expense from its stock option plans. Had the Company applied the fair value based method of accounting, which is not required, to all grants of stock options, under SFAS 123, the Company would have recorded additional compensation expense and computed pro forma net income (loss) and earnings (loss) per share amounts as follows for 1999 and 1998:

                                                 1999         1998
                                               ----------   ----------
       Additional compensation expense         $   728,008    $1,073,802
       Pro forma net income (loss)             $(5,428,030)   $1,081,166
       Pro forma earnings (loss) per share
              Basic                            $      (.60)   $      .12
              Diluted                          $      (.60)   $      .12

     These pro forma amounts were determined by estimating the fair value of each option on its grant date using the Black-Scholes option-pricing model. The following assumptions were applied: (I) risk-free interest rates ranging from 4.15 percent to 5.69 percent for all years, (ii) expected lives of 3 years for all periods, (iii) expected volatility of 87 percent for 1999 and 79 percent in 1998, and (iv) no expected dividends.

  STOCK WARRANTS
  A summary of the Company's outstanding warrants and activity for the years ended September 30, 1999 and 1998 follows:


                                     1999                          1998
                              -------------------           ------------------
                              Shares     Weighted           Shares    Weighted
                              Under      Average            Under     Average
                              Options    Ex. Price          Options   Ex. Price
                              --------------------          -------------------
Outstanding at beginning
 of year                     143,750         $4.87          143,750       $4.87
Granted                            -             -                -           -
Exercised                          -             -                -           -
Forfeited                          -             -                -           -
                             ---------------------          -------------------
Outstanding and exercisable
  at end of year             143,750         $4.87          143,750       $4.87
                             =====================          ===================
Exercisable at end
  of year


  The weighted average fair value of the warrants above was $2.18. As of September 30, 1999, all outstanding warrants have a weighted average contractual remaining life of 7.2 months.

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

  A balance of 45,523 shares are available for issuance under this plan at September 30, 1999. No stock has been issued under this plan since fiscal 1990.

     DIRECTOR STOCK COMPENSATION PLAN

     In June 1994, the Company's Board of Directors approved a Director Stock Compensation Plan and have reserved 20,000 shares of the Company's common stock for issuance in exchange for services provided to the Company outside of their regular duties as directors. All members of the Board of Directors will be eligible to receive shares under the plan. A balance of 10,000 shares are available for issuance under this plan at September 30, 1999. No shares have been issued since fiscal 1994.

     STOCK GRANT

     In July, 1999, the Company granted 28,571 shares of common stock to an executive in connection with an employment agreement. Compensation expense totaling $100,000 related to this grant is included in the accompanying statements of operations for the year ended September 30, 1999.

9.   INCOME TAXES

     Deferred income tax assets or liabilities are computed based on the temporary difference between the financial statement and income tax basis of assets and liabilities using the current marginal income tax rate. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period.

     The provision (credit) for income taxes for the years ended September 30, 1999 and 1998 are as follows:

                                                  1999       1998
                                                 -------    -------
Current:
   Federal                                       $(1,752)   $43,625
  State                                              800        800
                                                 -------    -------
                                                    (952)    44,425
                                                 -------    -------
Deferred                                               -          -
                                                 -------    -------
 Provision for income taxes                      $  (952)   $44,425
                                                 =======    =======

     Differences between the provision for income taxes and income taxes at the statutory federal income tax rate for the years ended September 30, 1999 and 1998 are as follows:

                                              1999                1998
                                          -----------   ----    --------  ---
   Income tax provision(benefit)
   at statutory federal rates             $(1,682,489)  (34%)   $623,662  34%

   State income taxes, net of
   federal benefit                            (58,898)  ( 1%)    107,020   6%

   Tax benefits not recognized              1,729,057    34%               -

   Net operating loss
   carry forward                                    -     -     (686,257)(38%)

   Other                                       11,378     1%
                                          -----------   ---     -------- ---
                                          $      (952)    0%    $ 44,425   2%
                                          ===========   ===     ======== ===

     Under SFAS No. 109, deferred tax assets are recognized for temporary differences that will result in deductible amounts in future periods. The components of the deferred income tax assets at September 30, 1999 and 1998 are as follows:

                                               1999         1998
                                            -----------  -----------
       Loss in investment                    $1,440,354   $1,179,220
       Capitalized research and
         development costs                      102,844      102,844
       Net operating loss carryforwards       2,276,121      817,964
       Property and equipment                  (589,600)           -
       Other, net                                74,864       28,153
                                             ----------   ----------
       Less: Valuation reserve                3,304,583    2,128,181
                                             (3,304,583)  (2,128,181)
                                             ----------   ----------
                                             $        -   $        -
                                             ==========   ==========

     Realization of the net deferred income tax asset is dependent on generating sufficient taxable income during the periods in which temporary differences will reverse. Due to the Company's limited operating history, a valuation reserve equal to the deferred income tax asset has been recorded. The change in the valuation allowance is due to additional income tax benefits not recognized of approximately $1,729,000 reduced by an allocation to goodwill of approximately $553,000 due to future taxable amounts, primarily relating to property and equipment, recognized in connection with the acquisition of McLaren.

     The net operating loss carry forward as of September 30, 1999 for federal tax purposes is approximately $6,600,000 and expire beginning in 2010.

10.  LICENSING AGREEMENTS

     On January 5, 1998, the Company entered into a licensed agreement with New Venture Gear, Inc. (NVG) granting a worldwide nonexclusive license to GERODISC. Under the terms of the agreement, NVG was obligated to pay the Company a license fee of $5,100,000 payable in two equal installments. The first installment was paid in January 1998 and the second installment was paid in February 1999. The Company recorded $5,100,000 as license revenue in fiscal 1998 as the license fee was solely for the right to manufacture and market the GERODISC with no additional performance requirements. The license revenue is included in the accompanying statements of operations for the year ended September 30, 1998.

     This agreement also provides for royalty payments on each unit produced. These payments will begin in fiscal year 2000 when NVG reaches the specified level of production. Royalty revenue will be recognized as earned under the agreement.

     On December 29, 1994, the Company entered into an agreement with DANA Corporation (DANA) in which the Company licensed DANA the right to manufacture and market GERODISC. The license agreement provides for a licensing fee of $2,000,000 of which $1,000,000 was paid in February 1995 and $1,000,000 was paid in January 1996. In addition, the Company was to receive a royalty on each unit produced under the agreement. During fiscal years 1999 and 1998, the Company was entitled to receive royalties from DANA; however DANA has refused payment and the Company is enforcing the agreement through legal actions. Due to the pending litigation, the Company has not recorded royalties earned under this agreement in the accompanying statements of operations.


11.   OTHER ASSETS

      Other assets consisted of the following at September 30, 1999 and 1998:

                                                  1999      1998
                                                --------  --------

      Trademark, net of accumulated
      amortization of approximately $18,800     $533,046  $   -

      Goodwill, net of accumulated
      amortization of approximately $7,600       195,403      -

      Other                                       31,238      -
                                                --------  --------
      Total                                     $759,687      -
                                                ========  ========

     In connection with the acquisition of McLaren, the company assigned approximately $552,000 to the trademark "McLaren." The method used to value the trademark incorporated discounted cash flows and assumptions about expected future growth and the royalty rate that would be paid if the trade name was not owned. The trademark is being amortized on a straight line basis over a period of 20 years.

     Goodwill resulting from the acquisition is being amortized on a straight line basis over a period of 20 years.


12.  COMMITMENTS

     LEASE COMMITMENTS

     The Company leases a facility under an operating lease agreement with monthly payments of approximately $10,435 through May 2003. Rent expense under this agreement was approximately $214,000 and $96,000 for the years ended September 30, 1999 and 1998.

     The Company also leases certain equipment under operating lease agreements that expire at various dates through April 2001.

     Minimum future obligations under these agreements are as follows:

             Years ending September 30,

     2000                      $182,000
     2001                       153,000
     2002                       145,000
     2003                        97,000
                               --------
                               $577,000
                               ========

     EMPLOYMENT CONTRACTS

     As of September 30, 1999 the Company had employment contracts with two of its officers. These contracts require monthly payments of $11,667 and $10,833 through January 2001 and April 2001, respectively.

     CONSULTING AGREEMENTS

     As of September 30, 1999 the Company had a consulting agreement with the former Chairman of McLaren which requires monthly payments of $8,333 through December 2001.

     The Company has also entered into consulting agreements with two of its former employees which require monthly payments of $12,250 and $5,417 through April 2000.

13.  EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) Plan under which all eligible employees may contribute up to 15 percent of their compensation. The Company matches contributions in the amount of 10 percent of all elective deferrals, and, at the Company's option, may contribute annually up to 15 percent of the total compensation of all eligible employees.

     As a result of the acquisition of McLaren, the Company is maintaining an additional 401(k) Plan for the employees of this subsidiary. Under terms of this plan, the Company contributes up to two percent of the participant's annual salary. Company contributions have graded vesting period based on years of service. Additionally, this plan allows for contributions by the participant equal to eighteen percent of their salary.

     During the years ended September 30, 1999 and 1998, the Company made $35,471 and $8,230 respectively, in matching contributions under these plans.

14.  REPORTABLE SEGMENTS

     McLaren Automotive Group, Inc. has two reportable segments that provide engineering services to the automotive industry. As discussed in Note 1, McLaren Engines, Inc. derives its revenues from designing, developing, fabricating, testing and validating engines and related components for the automotive OEMs, and McLaren Traction Technologies, Inc. derives revenues from license fees and royalties relating to its Gerodisc technology, as well as performing research and development on a fee for service basis.

     For the year ended September 30, 1998, the Company had only one reportable segment.

     The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes, and accounts for intersegment sales as if they were to third parties.

     The following table provides information applicable to the reportable segments for the year ended September 30, 1999:



                                           McLaren Engines    McLaren Traction
                                           ---------------    ----------------
     Revenues from external customers         $ 4,742,400        $   204,300
     Intersegment revenue                     $    88,200               -
     Interest expense                         $   155,200        $    46,600
     Depreciation and amortization            $   272,300        $   155,500
     Income (loss) before income taxes        $   628,800        $(5,577,300)
     Segment assets                           $ 6,222,400        $ 2,989,600
     Expenditures for segment assets          $   615,300        $   336,500


                                              Intercompany
                                              Eliminations        Consolidated
                                              ------------        ------------

     Revenues from external customers         $   (88,200)        $ 4,858,500
     Intersegment revenue                     $   (88,200)        $     -
     Interest expense                         $      -            $   201,800
     Depreciation and amortization            $      -            $   427,800
     Income (loss) before income taxes        $      -            $(4,948,500)
     Segment assets                           $(1,355,000)
                                              $   (85,000)        $ 7,772,000
     Expenditures for segment assets                 -            $   951,800

