Form 10QSB
period 1999-12-31
MCLAREN AUTOMOTIVE GROUP INC
filed 2000-02-14
CIK 789547

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ___________


                          Commission File No. 0-16176


                        McLAREN AUTOMOTIVE GROUP, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


           Delaware                                   84-1016459
-------------------------------           ---------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)


32233 West Eight Mile Road,
Livonia, Michigan                                      48152
----------------------------------------     --------------------------
(Address of principal executive offices)             (Zip Code)



                                (248) 477-6240
                          ---------------------------
                          (Issuer's telephone number)


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.    Yes [   ]  No  [   ]

There were 9,122,217 shares of the Registrant's common stock outstanding as of December 31, 1999.

Transitional Small Business Disclosure Format (Check one):  Yes [   ]  No  [ X ]

                        McLAREN AUTOMOTIVE GROUP, INC.
                                  FORM 10-QSB

                                     INDEX

                                                                         Page
Part I.  Financial Information

Item 1.  Financial Statements
         Consolidated Condensed Unaudited Balance Sheet as of
         December 31, 1999                                                 3

         Consolidated Condensed Unaudited Statements of Operations
         for the three month periods ended December 31, 1999 and 1998      4

         Consolidated Condensed Unaudited Statements of Cash Flows
         for the three month periods ended December 31, 1999 and 1998      5

         Notes to Consolidated Condensed Unaudited Financial Statements    6-7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               8-9

Part II. Other Information and Signatures                                  9

         Signatures                                                        10

                         MCLAREN AUTOMOTIVE GROUP, INC.
     CONSOLIDATED CONDENSED UNAUDITED BALANCE SHEET AS OF DECEMBER 31, 1999

                                                                    DECEMBER 31,
                                                                       1999
ASSETS

  CURRENT ASSETS:
    CASH AND CASH EQUIVALENTS                                           291,662
    MARKETABLE SECURITIES                                                38,276
    ACCOUNTS RECEIVABLE, NET OF ALLOWANCE
       FOR DOUBTFUL ACCOUNTS OF $15,000 AT
       DECEMBER 31, 1999                                              2,582,067
    INVENTORIES                                                         135,181
    PREPAID EXPENSES AND OTHER                                          119,649
                                                                    -----------
       TOTAL CURRENT ASSETS                                           3,166,835


  PROPERTY AND EQUIPMENT, AT COST
    NET OF ACCUMULATED DEPRECIATION
    AND AMORTIZATION                                                  4,398,126

  OTHER ASSETS:
    OTHER ASSETS                                                          3,211
    GOODWILL AND OTHER INTANGIBLES,
      AT COST, NET OF ACCUMLATED
      AMORTIZATION                                                      748,182
                                                                    -----------
       TOTAL OTHER ASSETS                                               751,393
                                                                    -----------

        TOTAL ASSETS                                                  8,316,354
                                                                    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
    LINE OF CREDIT PAYABLE                                            1,175,000
    ACCOUNTS PAYABLE                                                  1,021,811
    CUSTOMER DEPOSITS                                                   251,015
    PAYROLL AND RELATED                                                 209,776
    ACCRUED LIABILITIES                                                 107,921
    CURRENT PORTION OF NOTES PAYABLE                                    344,456
                                                                    -----------
      TOTAL CURRENT LIABILITIES                                       3,109,979

  NOTES PAYABLE--NET OF CURRENT PORTION                               2,668,148

      TOTAL LIABLITIES                                                5,778,127


  STOCKHOLDERS' EQUITY:
    PREFERRED STOCK, $ .001 PAR VALUE
      AUTHORIZED - 10,000,000 SHARES
        NO SHARES ISSUES OR OUTSTANDING                                    --
    COMMON STOCK,  .00001 PAR VALUE
      AUTHORIZED - 20,000,000 SHARES
      ISSUED AND OUTSTANDING - 9,088,517 SHARES
        AT DECEMBER 31, 1999                                                 91
    ADDITIONAL PAID-IN CAPITAL                                       13,192,514
    ACCUMULATED DEFICIT                                             (10,556,116)
    LESS:  TREASURY STOCK AT COST                                       (81,907)
    ACCUMULATED COMPREHENSIVE LOSS                                      (16,355)
                                                                    -----------
        TOTAL STOCKHOLDERS' EQUITY                                    2,538,227
                                                                    -----------

        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                                        8,316,354
                                                                    ===========


SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS.

                         MCLAREN AUTOMOTIVE GROUP, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDING DECEMBER 31, 1999 AND 1998


                                                      DECEMBER 31,   DECEMBER 31,
                                                         1999           1998
REVENUES:
    LICENSE AND ROYALITIES                               163,176           --
    CONTRACT AND OTHER SERVICES                        2,660,628        103,006
                                                       ------------------------
        TOTAL REVENUES                                 2,823,804        103,006

OPERATING EXPENSES:
    RESEARCH AND DEVELOPMENT                             335,328        533,089
    COST OF REVENUES                                   1,724,948           --
    SELLING, GENERAL AND ADMINISTRATIVE                1,078,193        621,680
                                                       ------------------------
                                                       3,138,469      1,154,769
                                                       ------------------------

LOSS FROM OPERATIONS                                    (314,665)    (1,051,763)

OTHER INCOME(EXPENSE)
    INTEREST INCOME                                        6,552         40,193
    INTEREST EXPENSE                                     (84,043)       (13,252)
    OTHER                                                 13,659           --
                                                       ------------------------
                                                         (63,832)        26,941
                                                       ------------------------

LOSS BEFORE PROVISION FOR INCOME TAXES                  (378,497)    (1,024,822)

PROVISION FOR INCOME TAXES                                  --              800
                                                       ------------------------

NET LOSS                                                (378,497)    (1,025,622)
                                                       ========================

BASIC LOSS PER SHARE                                       (0.04)         (0.12)
                                                       ========================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
      OUTSTANDING                                      9,088,517      8,805,985
                                                       ========================

COMPREHENSIVE LOSS:

    NET LOSS                                            (378,497)    (1,025,622)
    UNREALIZED LOSS ON MARKETABLE SECURITIES              (2,415)          --
                                                       ------------------------

    COMPREHENSIVE LOSS                                  (380,912)    (1,025,622)
                                                       ========================

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS.

                         MCLAREN AUTOMOTIVE GROUP, INC.
           CONSOLIDATED CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDING DECEMBER 31, 1999 AND 1998

                                                        DECEMBER 31,  DECEMBER 31,
                                                           1999          1998

CASH FLOWS FROM OPERATING ACTIVITIES:
    NET LOSS                                             (378,497)   (1,025,622)
    ADJUSTMENTS TO RECONCILE NET LOSS TO
      NET CASH USED IN OPERATING ACTIVITIES:
        DEPRECIATION AND AMORTIZATION                     147,287        32,242
        CHANGES IN OPERATING ASSETS AND
          LIABILITIES:
            ACCOUNTS RECEIVABLE                          (802,429)      930,561
            INVENTORIES                                  (119,691)         --
            PREPAID EXPENSES AND OTHER                    (31,724)       39,828
            ACCOUNTS PAYABLE                              448,364        83,734
            CUSTOMER DEPOSITS                             100,020          --
            PAYROLL AND RELATED                            30,305       (49,260)
            ACCRUED LIABILITIES                           (58,098)        7,439
                                                         ----------------------

NET CASH PROVIDED BY(USED IN) OPERATING ACTIVITIES       (664,463)       18,922

CASH FLOWS FROM INVESTING ACTIVITIES:
    PURCHASES OF MARKETABLE SECURITIES                       (416)     (346,394)
    ADDITIONS TO PROPERTY AND EQUIPMENT                  (187,495)      (94,800)
                                                         ----------------------

NET CASH USED IN INVESTING ACTIVITIES                    (187,911)     (441,194)

NET CASH FROM FINANCING ACTIVITIES:
    BORROWING UNDER LINE OF CREDIT                        809,000          --
    REPAYMENTS UNDER LINE OF CREDIT                      (400,000)      (10,033)
    BORROWING UNDER NOTES PAYABLE                          75,000          --
    REPAYMENTS OF LOAN PAYABLE                            (79,359)         --
    PROCEEDS FROM ISSUANCE OF COMMON STOCK                   --           6,976
                                                         ----------------------

NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES        404,641        (3,057)
                                                         ----------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                (447,733)     (425,329)

    CASH AND CASH EQUIVALENTS AT BEGINNING
       OF PERIOD                                          739,395     2,348,540
                                                         ----------------------

    CASH AND CASH EQUIVALENTS AT END
       OF PERIOD                                          291,662     1,923,211
                                                         ======================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

       CASH PAID FOR INTEREST                              83,191        13,252
                                                         ======================

       CASH PAID FOR INCOME TAXES                            --             800
                                                         ======================


SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS.

                        McLAREN AUTOMOTIVE GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS

PRESENTATION

The financial statements included herein have been prepared by McLaren Automotive Group, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make these financial statements not misleading; however, it is suggested that these financial statements and the accompanying notes be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999. The financial data for the interim period may not necessarily be indicative of results to be expected for the year.

In the opinion of the Company, these unaudited statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of McLaren Automotive Group, Inc. as of December 31, 1999, and the results of the Company's operations and its cash flow for the three months then ended.

McLaren Automotive Group
Notes to Financial Statements


Revenue Recognition

During the three months ended December 31, 1999, the Company recorded royalty revenues totaling $163,176 from New Venture Gear, Inc. Royalty revenues are recorded as earned per the terms of the licensing agreement.

Concentration of Credit Risk

For the three months ended December 31, 1999, revenue derived from two customers represented 72 % and 13 % respectively of the Company's Total Revenues. These customers accounted for 72 % and 14 %, respectively of accounts receivable at December 31, 1999.

Statement of Cash Flows

The Company recorded a $2,415 decrease in fair value of marketable securities.

Marketable Securities

As of December 31, 1999, marketable securities consisted of NBT Bancorp.

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

FORWARD-LOOKING STATEMENTS

     Statements included in this Report that do not relate to present or historical conditions are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Reform Act"). Such forward-looking statements involve a number of known and unknown risks and uncertainties. While these statements represent the Company's current judgment in the future direction of the business, such risks and uncertainties could cause actual results performance and achievements, or industry results, to differ materially from those suggested herein. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Forward-looking statements in this Report may include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources. All forward-looking statements in this Report are intended to be made pursuant to the Safe Harbor provisions of the 1995 Reform Act. Factors that could cause results to differ materially from those projected in the forward-looking statements include: market conditions, variability of quarterly operations, dependence on management, competition, and the bureaucratic nature of the automobile industry.

THREE MONTHS ENDED DECEMBER 31, 1999 VERSUS THREE MONTHS ENDED DECEMBER 31, 1998

     The Company experienced a net loss of $378,497 for the three months ended December 31, 1999, compared to a net loss of $1,025,622 for the three months ended December 31, 1998. The primary reasons for the improvement in the Company's performance compared to the first fiscal quarter of 1999 were strong sales by the Company's McLaren Engines Division, which was acquired by the Company during the second quarter of 1998. In addition, the Company significantly reduced operating expenses at its McLaren Traction Division which involved a reduction in staff to the level necessary to support Traction's current level of operations. Management intends to continue its efforts to balance the size of the Traction Division with current business.

     Significant expenses occurring during the quarter ended December 31, 1999, totaled approximately $298,930, including legal expenses incurred in connection with the Dana litigation, legal expenses incurred in connection with initial investigation of two potential acquisition targets, and consulting payments to the Company's former Chief Executive Officer and former Chief Financial Officer.

     An additional factor affecting results in the period was a fire that occurred October 21, 1999, at the McLaren Engines facility. This fire damaged one dynamometer cell which is currently being repaired. The Company's business interruption insurance will compensate for lost earnings of that dynamometer cell during the time it is not functioning. Management anticipates receiving this insurance settlement in the second quarter.

     Management believes that the results for the first quarter of fiscal year 2000 reflect the initial benefits of the Company's new strategy of aggressive cost management, increased market focus and capabilities expansion. It is the intent of Management to continue to develop these strategic initiatives as well as other opportunity bases such as the performance aftermarket and manufacturing related businesses.

YEAR 2000 COMPLIANCE

  The Company has experienced no impact on its information systems since January 1, 2000, and the Company does not expect to encounter any such problems as the year progresses. The Company's business does not rely significantly on date dependent computer systems and, therefore,

Management believes that any residual Year 2000 related problems will not have a material impact on the Company. Prior to the beginning of 2000, the Company assessed its information systems, and upgraded its information systems as a part of its continuing technology refresh program, which resulted in these systems becoming Year 2000 compliant. Since the Company had upgraded its information technology systems as a part of its normal technology refresh program, it did not expend significant amounts on Year 2000 issues. In light of the Company's state of readiness prior to the beginning of the year and the fact that the Company has experienced no Year 2000 problems, the Company does not believe that a contingency plan for Year 2000 issues is required.

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     The Company entered into a License Agreement in 1994 with Dana Corporation. On July 21, 1998, Dana terminated the License Agreement. On September 9, 1998, the Company filed an action alleging that Dana breached the License Agreement. On April 6, 1999, the Company filed a patent infringement action against Dana. In its complaint, the Company alleged that Dana infringed upon the Company's patented Gerodisc system, United States Patent No. 5,888,163 (the "`163 patent"), and the Company is seeking damages and declaratory and injunctive relief. In response to the patent infringement action, Dana filed a counterclaim in which it alleged that the `163 patent is invalid, unenforceable, and not infringed upon by Dana. Dana's counterclaim is a declaratory judgment action in which no money damages are sought. The patent infringement action and the breach of contract action have been consolidated for purposes of discovery and trial. Discovery is now being undertaken in the consolidated action. The case is pending in the District Court for the Eastern District of Michigan.

     On December 30, 1999, Murat Okcuoglu, a former employee of the Company, filed an action against the Company. In his complaint, Mr. Okcuoglu alleges that pursuant to his March 1, 1991 employment agreement with the Company, he is entitled to damages in excess of $5,000,000 based on the Company's improper commercialization of ideas he allegedly originated. The Company denies that it has any obligations to Mr. Okcuoglu arising out of his employment agreement or otherwise, and the Company intends to vigorously defend itself against Mr. Okcuoglu's allegations. The case is pending in the Superior Court of Santa Barbara, California.

ITEM 2.   CHANGES IN SECURITIES.  None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5.   OTHER INFORMATION.  None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS.  The following exhibits are filed herewith electronically:

          EXHIBIT 10.1 Employment Agreement dated as of January 3, 2000, between the Company and Jacqueline K. Kurtz

          EXHIBIT 10.2 Consulting Agreement dated as of October 1, 1999, between the Company and Steven E. Sanderson

          EXHIBIT 27   Financial Data Schedule

     (b)  REPORTS ON FORM 8-K.  None.

                                  SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           McLAREN AUTOMOTIVE GROUP, INC.

Date:  February 14, 2000      By:    /s/ Wiley R. McCoy
                                     -----------------------------
                                     Wiley R. McCoy, President


                               By:   /s/ Jacqueline K. Kurtz
                                     -----------------------------
                                     Jacqueline K. Kurtz,
                                     Chief Financial Officer