Form 10QSB
period 2000-03-31
MCLAREN PERFORMANCE TECHNOLOGIES INC
filed 2000-05-15
CIK 789547

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ___________


                           Commission File No. 0-16176


                        McLAREN PERFORMANCE TECHNOLOGIES, INC.
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

McLaren Automotive Group, Inc.
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

There were 9,488,517 shares of the Registrant's common stock outstanding as of March 31, 2000.

Transitional Small Business Disclosure Format (Check one):  Yes [   ]  No  [ X ]

                    McLAREN PERFORMANCE TECHNOLOGIES, INC.
                                  FORM 10-QSB

                                     INDEX

                                                                            Page

Part I.  Financial Information                                              1-6

Item 1.  Financial Statements
         Consolidated Condensed Unaudited Balance Sheet as of
         March 31, 2000                                                      1

         Consolidated Condensed Unaudited Statements of Operations
         for the three and six month periods ended March 31, 2000
         and 1999                                                            2

         Consolidated Condensed Unaudited Statements of Cash Flows
         for the six month periods ended March 31, 2000 and 1999             3

         Notes to Consolidated Condensed Unaudited Financial Statements      4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 5

Part II. Other Information                                                   6

         Signatures                                                          7

                                     PART I.

ITEM 1.  FINANCIAL STATEMENTS.


MCLAREN PERFOMANCE TECHOLOGIES, INC.
CONSOLIDATED CONDENSED UNAUDITED BALANCE SHEET AS OF MARCH 31, 2000


                                                        MARCH 31,
                                                          2000
ASSETS

     CURRENT ASSETS:
         CASH AND CASH EQUIVALENTS                   $    994,100
         MARKETABLE SECURITIES                             35,800
         ACCOUNTS RECEIVABLE, NET OF ALLOWANCE
             FOR DOUBTFUL ACCOUNTS OF $15,000           2,204,300
         INVENTORIES                                       60,400
         PREPAID EXPENSES AND OTHER                       151,500
                                                     ------------
             TOTAL CURRENT ASSETS                       3,446,100


     PROPERTY AND EQUIPMENT AT COST
         NET OF ACCUMULATED DEPRECIATION                4,593,900


     OTHER ASSET:
         GOODWILL AND OTHER INTANGIBLES,
             AT COST, NET OF ACCUMULATED
             AMORTIZATION                                 738,300
                                                     ------------


             TOTAL ASSETS                            $  8,778,300
                                                     ============



LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES:
         LINE OF CREDIT PAYABLE                      $  1,180,000
         ACCOUNTS PAYABLE                               1,302,200
         CUSTOMER DEPOSITS                                252,600
         PAYROLL AND RELATED                              174,800
         ACCRUED LIABILITIES                              164,400
         CURRENT PORTION OF NOTES PAYABLE                 440,700
                                                     ------------
             TOTAL CURRENT LIABILITIES                  3,514,700

     NOTES PAYABLE--NET OF CURRENT PORTION              2,731,700
                                                     ------------
             TOTAL LIABILITIES                          6,246,400

     STOCKHOLDERS EQUITY:
     PREFERRED STOCK, $.001 PAR VALUE
         AUTHORIZED - 10,000,000 SHARES
             NO SHARES ISSUED OR OUTSTANDING                 --
     COMMON STOCK, $.00001 PAR VALUE
         AUTHORIZED - 20,000,000 SHARES
         ISSUED AND OUTSTANDING - 9,488,517 SHARES
             ON MARCH 31, 2000                                100
     ADDITIONAL PAID IN CAPITAL                        13,977,600
     ACCUMULATED DEFICIT                              (11,345,100)
     LESS:  TREASURY STOCK AT COST                        (81,900)
     ACCUMULATED COMPREHENSIVE LOSS                       (18,800)
                                                     ------------
         TOTAL STOCKHOLDERS EQUITY                      2,531,900
                                                     ------------

         TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY                    $  8,778,300
                                                     ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS

MCLAREN PERFORMANCE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED UNAUDITED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 2000 AND 1999

                                                     FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                                        ENDED MARCH 31                  ENDED MARCH 31
                                                     2000            1999             2000             1999
REVENUES:
        LICENSE AND ROYALTIES                   $   200,700      $      --        $   363,900      $      --
        CONTRACT AND OTHER SERVICES               2,977,600        1,025,100        5,638,200        1,128,100
                                                -----------      -----------      -----------      -----------
              TOTAL REVENUES                      3,178,300        1,025,100        6,002,100        1,128,100


OPERATING EXPENSES:
        RESEARCH AND DEVELOPMENT                    306,400          596,100          641,700        1,129,200
        COST OF REVENUES                          2,251,600          463,400        3,976,600          463,400
        SELLING, GENERAL AND ADMINISTRATIVE       1,325,500        1,154,300        2,403,700        1,776,700
                                                -----------      -----------      -----------      -----------
                                                  3,883,500        2,213,800        7,022,000        3,369,300
                                                -----------      -----------      -----------      -----------

LOSS FROM OPERATIONS                               (705,200)      (1,188,700)      (1,019,900)      (2,241,200)

OTHER (EXPENSE)                                     (83,800)        (237,300)        (147,600)        (210,400)
                                                -----------      -----------      -----------      -----------

LOSS BEFORE PROVISION FOR INCOME TAXES             (789,000)      (1,426,000)      (1,167,500)      (2,451,600)

PROVISION FOR INCOME TAXES                             --               --               --               --
                                                -----------      -----------      -----------      -----------

NET LOSS                                        $  (789,000)     $(1,426,000)     $(1,167,500)     $(2,451,600)
                                                ===========      ===========      ===========      ===========

BASIC AND FULLY DILUTED
   LOSS PER SHARE                               $     (0.09)     $     (0.16)     $     (0.13)     $     (0.27)
                                                ===========      ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER OF
        COMMON SHARES OUTSTANDING                 9,163,242        8,955,557        9,125,675        8,952,577
                                                ===========      ===========      ===========      ===========

COMPREHENSIVE LOSS:

        NET LOSS                                $  (789,000)     $(1,426,000)     $(1,167,500)     $(2,451,600)
        UNREALIZED LOSS ON MARKETABLE
              SECURITIES                             (2,500)         (10,700)          (4,900)         (10,700)
                                                -----------      -----------      -----------      -----------

        COMPREHENSIVE LOSS                      $  (791,500)     $(1,436,700)     $(1,172,400)     $(2,462,300)
                                                ===========      ===========      ===========      ===========


SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS

MCLAREN PERFORMANCE TECHNOLGIES, INC.
CONSOLIDATED CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDING MARCH 31, 2000 AND 1999

                                                                MARCH 31         MARCH 31
                                                                  2000             1999
 CASH FLOWS FROM OPERATING ACTIVITIES:
     NET LOSS                                                 $(1,167,500)     $(2,451,600)
     ADJUSTMENTS TO RECONCILE NET INCOME TO NET
       CASH PROVIDED BY OPERATING ACTIVITIES:
         DEPRECIATION AND AMORTIZATION                            321,500          141,100
         COMPENSATION AND OTHER EXPENSES
            RELATED TO ISSUANCE OF STOCK AND OPTIONS               19,000             --
         LOSS ON INVESTMENT IN AFFILIATE                             --            200,000
         LOSS ON DISPOSAL OF EQUIPMENT                               --              1,400
      CHANGES IN OPERATING ASSETS AND LIABLITIES:
             ACCOUNTS RECEIVABLE                                 (429,200)       3,444,700
             INVENTORIES                                          (44,900)           3,700
             PREPAID EXPENSES AND OTHER                           (55,800)          44,900
             ACCOUNTS PAYABLE                                     728,700          166,600
             PAYROLL AND RELATED                                   73,200          (48,600)
             ACCRUED EXPENSES                                       9,900           49,900
             CUSTOMER DEPOSITS                                     13,300           18,500
                                                              -----------      -----------
 NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             (531,800)       1,570,600


 CASH FLOWS FROM INVESTING ACTIVITIES:
     PURCHASES OF MARKETABLE SECURITIES                              (400)        (353,500)
     PROCEEDS FROM SALE OF PROPERTY, PLANT
        AND EQUIPMENT                                                --             10,000
     PURCHASES OF PROPERTY, PLANT AND EQUIPMENT                  (547,600)        (332,600)
     INVESTMENT IN AFFILIATE, NET OF CASH ACQUIRED                   --         (1,291,400)
                                                              -----------      -----------
             NET CASH (USED IN) INVESTING ACTIVITIES             (548,000)      (1,967,500)

 CASH FLOWS FROM FINANCING ACTIVITIES:
     BORROWINGS UNDER LINE OF CREDIT                            1,164,000          104,100
     PAYMENTS UNDER LINE OF CREDIT                               (750,000)            --
     BORROWINGS UNDER NOTES PAYABLE                               419,900             --
     REPAYMENTS OF NOTES PAYABLE                                 (265,300)         (28,100)
     PROCEEDS FROM ISSUANCE OF COMMON STOCK                       765,900             --
     PROCEEDS FROM EXERCISE OF STOCK OPTIONS                         --            378,700
                                                              -----------      -----------
             NET CASH FROM FINANCING ACTIVITIES                 1,334,500          454,700
                                                              -----------      -----------

 NET INCREASE IN CASH AND CASH EQUIVALENTS                        254,700           57,800

 CASH AND CASH EQUIVALENTS, BEGINNING                             739,400        2,348,500
                                                              -----------      -----------

 CASH AND CASH EQUIVALENTS, ENDING                            $   994,100      $ 2,406,300
                                                              ===========      ===========


NON CASH TRANSACTIONS:

              UNREALIZED LOSS ON MARKETABLE SECURITIES        $    (4,900)     $   (10,700)
                                                              ===========      ===========
              STOCK ISSUED IN CONNECTION WITH ACQUISITION     $      --        $   675,000
                                                              ===========      ===========




SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS

PRESENTATION

     The financial statements included herein have been prepared by McLaren Performance Technologies, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make these financial statements not misleading; however, it is suggested that these financial statements and the accompanying notes be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999. The financial data for the interim period may not necessarily be indicative of results to be expected for the year.

     In the opinion of the Company, these unaudited statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of McLaren Performance Technologies, Inc. as of March 31, 2000, and the results of the Company's operations and its cash flow for the three months and six months then ended.

REVENUE RECOGNITION

     During the three months and six months ended March 31, 2000, the Company recorded royalty revenues totaling $200,700 and $363,900, respectively from New Venture Gear, Inc. Royalty revenues are recorded as earned per the terms of the licensing agreement.

CONCENTRATION OF CREDIT RISK

     For the six months ended March 31, 2000, revenue derived from two customers represented 70% and 12% respectively of the Company's Total Revenues. These customers accounted for 68% and 19%, respectively of accounts receivable at March 31, 2000.

NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is based on the weighted average number of common and common equivalent shares outstanding. Common stock equivalents were not considered in the calculation, as their effect would be antidilutive.

INCOME TAX

     The Company did not provide for federal income taxes due to net operating loss carry forwards.

RECLASSIFICATIONS

     Certain amounts in prior periods have been reclassified to conform to the present period's presentation.

EQUITY TRANSACTIONS

     On March 15, 2000 the Company sold 400,000 shares of its common stock in a private placement. In connection with this sale the Company also issued to the purchaser a warrant to purchase an additional 200,000 shares of common stock of the Company for $400,000 on or before May 15, 2000. The shares of common stock and warrant were purchased for a total offering price of $800,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

SIX MONTHS ENDED MARCH 31, 2000 VERSUS SIX MONTHS ENDED MARCH 31, 1999

     The Company experienced a net loss of $1,166,000 for the six months ended March 31, 2000 as compared to a net loss of $2,443,000 for the six months ended March 31, 1999.

     This represented a significant improvement over the previous year and was the result of activities at both divisions. The Company's McLaren Traction Division implemented a comprehensive cost cutting initiative which reduced the operating loss from $2,460,467 in the same period last year to $695,589 in the current period. In addition, the Company's McLaren Engines Division sales in the period increased 43 percent due to increased business with customers.

     Despite these improvements, the Company is still in the process of addressing the cost structure. For the six months ended March 31, 2000 the Company expended approximately $580,000 for the following: legal expenses in connection with the Dana Corporation and Murat Okcuoglu litigation matters, general patents expenses, transaction costs associated with acquisitions and other normal corporate matters; professional fees expended for specific due diligence activities surrounding a potential acquisition target; and consulting payments to the Company's former Chief Executive Officer and former Chief Financial Officer. Management anticipates some reduction during the third quarter as certain of these costs are non-recurring.

     A change in business mix at the McLaren Engines Division during the six month period resulted in a greater proportion of parts sales, which carry a lower profit margin. This resulted in a reduction in operating margin of approximately 14 percent for the Division compared to the same period last year. It is anticipated that this situation will begin to reverse in the third quarter as other programs commence.

     On January 31, 2000 the McLaren Engines Division concluded the renewal of its line of credit arrangement with Bank One of Michigan. The new loan limit was increased substantially to the lesser of $1,400,000, or 80 percent of accounts receivable less than 90 days. The interest rate is at prime. This line is subject to renewal on January 31, 2001. In addition, the Company had a line of credit with Montecito Bank and Trust that expired March 6, 2000. The $750,000 Line of Credit was converted to a term note for $500,000 after a paydown of $250,000. Principal payments of $250,000 are required on March 5, 2001 and October 31, 2001. Interest is to be paid monthly at a rate of prime plus 1.5%.

         Management has developed a proposed public relations and marketing plan that will begin in the third quarter. Management anticipates that this will further improve recognition and will further enhance the positive image of the Company. In addition, the restructuring of the business infrastructure has begun to provide for improvements in planning and operations.

         Management's strategy for the remainder of the year remains consistent -- working to improve the Gerodisc business model and sales activity. This activity has begun to show results in increased requests for proposals for Gerodisc technology.

         The McLaren Engines Division will continue to maximize its potential with current customers and is evaluating the potential impact to meet those customer needs.

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

     On December 30, 1999, Murat Okcuoglu, a former employee of the Company, filed an action against the Company. In his complaint, Mr. Okcuoglu alleges that pursuant to his March 1, 1991 employment agreement with the Company, he is entitled to damages in excess of $5,000,000 based on the Company's improper commercialization of ideas he allegedly originated. Discovery is now being undertaken. The case is pending in the Superior Court of Santa Barbara, California.

ITEM 2.   CHANGES IN SECURITIES.

     On March 15, the Company sold 400,000 shares of common stock (the "Purchased Shares") to George Karfunkel (the "Purchaser"). In connection with this sale, the Company also issued to the Purchaser a warrant to purchase an additional 200,000 shares of common stock of the Company for $400,000 on or before May 15, 2000 (the "Warrant"). The Purchased Shares and the Warrant were purchased for a total offering price of $800,000. The Purchased Shares and the Warrant have not been registered under the Securities Act. The Company claims exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder based upon the Purchaser's knowledge, sophistication, investment intent and status as an "accredited investor", as well as the private nature of the transaction.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5.   OTHER INFORMATION.  None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS.  The following exhibits are filed herewith electronically:

          EXHIBIT 10.1 Stock Purchase Agreement dated as of March 15, 2000, between the Company and George Karfunkel

          EXHIBIT 10.2 Warrant to Purchase Shares of Common Stock dated as of March 15, 2000, between the Company and George Karfunkel

          EXHIBIT 10.3 Registration Rights Agreement dated as of March 15, 2000 between the Company and George Karfunkel

          EXHIBIT 27 Financial Data Schedule

     (b) REPORTS ON FORM 8-K. The Company filed a report on Form 8-K on March 28, 2000, reporting the dismissal of Arthur Andersen LLP as the Company's independent auditors on March 22, 2000, and the engagement of Ernst & Young LLP on the same date as the Company's independent auditors for the fiscal year ending September 30, 2000.


                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      McLAREN PERFORMANCE TECHNOLOGIES, INC.

Date:  May 15, 2000                   By: /s/ Wiley R. McCoy
                                         -----------------------------
                                         Wiley R. McCoy, President


Date:  May 15, 2000                   By: /s/ Jacqueline K. Kurtz
                                         -----------------------------
                                         Jacqueline K. Kurtz,
                                         Chief Financial Officer