Form 10QSB
period 2000-06-30
MCLAREN PERFORMANCE TECHNOLOGIES INC
filed 2000-08-11
CIK 789547

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2000

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO
                                                        ----------  -----------


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

There were 9,888,517 shares of the Registrant's common stock outstanding as of June 30, 2000.

Transitional Small Business Disclosure Format (Check one):  Yes [   ]  No  [ X ]

                    McLAREN PERFORMANCE TECHNOLOGIES, INC.
                                  FORM 10-QSB

                                     INDEX

                                                                            Page

Part I.  Financial Information                                                1

Item 1.  Financial Statements
         Consolidated Condensed Unaudited Balance Sheet as of
         June 30, 2000                                                        1

         Consolidated Condensed Unaudited Statements of
         Operations for the three and nine month periods ended
         June 30, 2000 and 1999                                               2

         Consolidated Condensed Unaudited Statements of Cash
         Flows for the nine month periods ended June 30, 2000
         and 1999                                                             3

         Notes to Consolidated Condensed Unaudited Financial
         Statements                                                           4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  5

Part II. Other Information                                                    6

         Signatures                                                           8

ITEM 1. FINANCIAL STATEMENTS.
MCLAREN PERFOMANCE TECHOLOGIES, INC.
CONSOLIDATED CONDENSED UNAUDITED BALANCE SHEET AS OF JUNE 30, 2000

                                                                    JUNE 30,
                                                                      2000
ASSETS
  CURRENT ASSETS:
      CASH AND CASH EQUIVALENTS                                 $    630,900
      MARKETABLE SECURITIES                                           27,100
      ACCOUNTS RECEIVABLE, NET OF ALLOWANCE
         FOR DOUBTFUL ACCOUNTS OF $15,000                          2,184,300
      INVENTORIES                                                     87,900
      PREPAID EXPENSES AND OTHER                                     800,900
                                                                ------------
         TOTAL CURRENT ASSETS                                      3,731,100

  PROPERTY AND EQUIPMENT AT COST
      NET OF ACCUMULATED DEPRECIATION                              4,429,200

  OTHER ASSET:
      GOODWILL AND OTHER INTANGIBLES,
         AT COST, NET OF ACCUMULATED
         AMORTIZATION                                                728,400
                                                                ------------

             TOTAL ASSETS                                       $  8,888,700
                                                                ============

LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
      LINE OF CREDIT PAYABLE                                    $    530,000
      ACCOUNTS PAYABLE                                               826,900
      CUSTOMER DEPOSITS                                              511,600
      PAYROLL AND RELATED                                            233,700
      ACCRUED LIABILITIES                                            458,800
      CURRENT PORTION OF NOTES PAYABLE                               683,400
                                                                ------------
         TOTAL CURRENT LIABILITIES                                 3,244,400

  NOTES PAYABLE--NET OF CURRENT PORTION                            2,861,200

  STOCKHOLDERS EQUITY:
  PREFERRED STOCK, $.001 PAR VALUE
      AUTHORIZED - 10,000,000 SHARES
         NO SHARES ISSUED OUR OUTSTANDING                                  -
  COMMON STOCK,  .00001 PAR VALUE
      AUTHORIZED - 20,000,000 SHARES
      ISSUED AND OUT STANDING - 9,888,517 SHARES
         AT MARCH 31, 2000                                               100
  ADDITIONAL PAID IN CAPITAL                                      14,777,600
  ACCUMULATED DEFICIT                                            (11,884,400)
  LESS:  TREASURY STOCK AT COST                                      (81,900)
  ACCUMULATED COMPREHENSIVE LOSS                                     (28,300)
                                                                ------------
      TOTAL STOCKHOLDERS EQUITY                                    2,783,100
                                                                ------------

      TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                                   $  8,888,700
                                                                ============

 SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS

 MCLAREN PERFORMANCE TECHNOLOGIES, INC.
 CONSOLIDATED CONDENSED UNAUDITED STATEMENT OF OPERATIONS
 FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1999 AND 2000

                                                    FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                        ENDED JUNE 30                  ENDED JUNE 30
                                                   2000             1999           2000            1999

 REVENUES:
        LICENSE AND ROYALTIES                 $    188,100      $         -   $    552,000    $          -
        CONTRACT AND OTHER SERVICES              2,421,600        1,629,500      8,059,800       2,727,000
                                              ------------      -----------   ------------    ------------
              TOTAL REVENUES                     2,609,700        1,629,500      8,611,800       2,727,000


OPERATING EXPENSES
        RESEARCH AND DEVELOPMENT                   277,500          662,800        919,200       1,893,200
        COST OF REVENUES                         1,686,600          806,600      5,663,200       1,444,700
        SELLING, GENERAL AND ADMINISTRATIVE      1,092,600          993,800      3,496,300       2,464,000
                                              ------------      -----------   ------------    ------------
                                                 3,056,700        2,463,200     10,078,700       5,801,900
                                              ------------      -----------   ------------    ------------

LOSS FROM OPERATIONS                              (447,000)        (833,700)    (1,466,900)     (3,074,900)

OTHER (EXPENSE)                                    (92,300)        (234,200)      (239,900)       (444,600)
                                              ------------      -----------   ------------    ------------

LOSS BEFORE PROVISION FOR INCOME TAXES            (539,300)      (1,067,900)    (1,706,800)     (3,519,500)

PROVISION FOR INCOME TAXES                               -                -              -               -
                                              ------------      -----------   ------------    ------------

NET LOSS                                      $   (539,300)     $(1,067,900)  $ (1,706,800)   $ (3,519,500)
                                              ============      ===========   ============    ============

BASIC AND FULLY DILUTED
   LOSS PER SHARE                             $      (0.05)     $     (0.12)  $      (0.18)   $      (0.39)
                                              ============      ===========   ============    ============

WEIGHTED AVERAGE NUMBER OF
        COMMON SHARES OUTSTANDING                9,818,200        9,066,000      9,355,700       8,940,000
                                              ============      ===========   ============    ============

COMPREHENSIVE LOSS:

        NET LOSS                              $   (539,300)     $(1,067,900)  $ (1,706,800)   $ (3,519,500)
        UNREALIZED LOSS ON MARKETABLE
              SECURITIES                            (9,500)           3,300        (14,400)         (7,400)
                                              ------------      -----------   ------------    ------------

        COMPREHENSIVE LOSS                    $   (548,800)     $(1,064,600)  $ (1,721,200)   $ (3,526,900)
                                              ============      ===========   ============    ============




 SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS

MCLAREN PERFORMANCE TECHNOLGIES, INC.
CONSOLIDATED CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDING JUNE 30, 2000 AND 1999

                                                                 JUNE 30          JUNE 30
                                                                   2000            1999
 CASH FLOWS FROM OPERATING ACTIVITIES:
     NET LOSS                                                 $(1,706,800)     $(3,519,500)
     ADJUSTMENTS TO RECONCILE NET INCOME TO NET
       CASH PROVIDED BY OPERATING ACTIVITIES:
         DEPRECIATION & AMORTIZATION                              486,500          253,100
         COMPENSATION AND OTHER EXPENSES
            RELATED TO ISSUANCE OF STOCK & OPTIONS                 19,000
         LOSS ON INVESTMENT IN AFFILIATE                                           400,000
         LOSS ON SALES OF MARKETABLE SECURITIES                                      3,000
         LOSS ON DISPOSAL OF EQUIPMENT                             17,700            8,000
      CHANGES IN OPERATING ASSETS AND LIABLITIES:
             ACCOUNTS RECEIVABLE                                 (407,800)       2,764,900
             INVENTORIES                                          (72,400)          (7,500)
             PREPAID EXPENSES & OTHER                            (706,600)          14,800
             ACCOUNTS PAYABLE                                     253,500          312,400
             PAYROLL & RELATED                                     54,100          (28,800)
             ACCRUED EXPENSES                                     292,100          113,200
             CUSTOMER DEPOSITS                                    360,600           57,700
                                                              -----------      -----------
 NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (1,410,100)         371,300

 CASH FLOWS FROM INVESTING ACTIVITIES:
     SALES OF MARKETABLE SECURITIES                                                 43,800
     PURCHASES OF MARKETABLE SECURITIES                            (1,300)        (353,900)
     PROCEEDS FROM SALE OF PROPERTY, PLANT
        & EQUIPMENT                                                10,500            3,500
     PURCHASES OF PROPERTY, PLANT & EQUIPMENT                    (566,200)        (758,100)
     INVESTMENT IN AFFILIATE, NET OF CASH ACQUIRED                              (1,169,100)
      ADDITIONS TO GOODWILL                                                       (126,900)
                                                              -----------      -----------
             NET CASH (USED IN) INVESTING ACTIVITIES             (557,000)      (2,360,700)

 CASH FLOWS FROM FINANCING ACTIVITIES:
     BORROWINGS UNDER LINE OF CREDIT                            1,264,000          775,000
     PAYMENTS UNDER LINE OF CREDIT                             (1,500,000)        (600,000)
     BORROWINGS UNDER NOTES PAYABLE                               920,000          241,200
     REPAYMENTS OF NOTES PAYABLE                                 (391,500)        (120,200)
     PROCEEDS FROM ISSUANCE OF COMMON STOCK                     1,566,100                -
     PROCEEDS FROM EXERCISE OF STOCK OPTIONS                                       599,000
                                                              -----------      -----------
             NET CASH FROM FINANCING ACTIVITIES                 1,858,600          895,000
                                                              -----------      -----------

 NET INCREASE IN CASH & CASH EQUIVALENTS                         (108,500)      (1,094,400)

 CASH & CASH EQUIVALENTS, BEGINNING                               739,400        2,348,500
                                                              -----------      -----------

 CASH & CASH EQUIVALENTS, ENDING                              $   630,900      $ 1,254,100
                                                              ===========      ===========
NON CASH TRANSACTIONS:

              UNREALIZED LOSS ON MARKETABLE SECURITIES        $   (14,400)     $    (7,400)
                                                              ===========      ===========
              STOCK ISSUED IN CONNECTION WITH ACQUISITION     $         -      $   675,000
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

     In the opinion of the Company, these unaudited statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of McLaren Performance Technologies, Inc. as of June 30, 2000, and the results of the Company's operations and its cash flow for the three months and nine months then ended.

REVENUE RECOGNITION

     During the three months and nine months ended June 30, 2000, the Company recorded royalty revenues totaling $188,100 and $552,000, respectively from New Venture Gear, Inc. Royalty revenues are recorded as earned per the terms of the licensing agreement.

CONCENTRATION OF CREDIT RISK

     For the nine months ended June 30, 2000, revenue derived from two customers represented 64% and 16% respectively of the Company's Total Revenues. Three customers accounted for 42%, 23% and 20%, of accounts receivable at June 30, 2000.

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

EQUITY TRANSACTIONS

     On April 17, 2000 the Company sold 400,000 shares of its common stock in a private placement. In connection with this sale the Company also issued to the purchaser warrants to purchase an additional 200,000 shares of common stock of the Company for $400,000. A warrant to purchase 50,000 shares expires on July 17, 2000. The remaining warrant for 150,000 shares expires on April 16, 2003. The shares of common stock and warrants were purchased for a total offering price of $800,000.

     During the private offering on March 15, 2000, a warrant was issued to allow purchase of 200,000 shares of common stock of the Company for $400,000. This warrant, which was due to expire on May 15, 2000, was extended until February 15, 2001.

DEBT TRANSACTIONS

     A line of credit with a bank that had a balance of $750,000 was restructured by paying $250,000 cash and signing a new note for $500,000. The new note has a rate of 1.5% over prime and requires $250,000 principal payments on March 5, 2001, and October 31, 2001.

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

NINE MONTHS ENDED JUNE 30, 2000, VERSUS NINE MONTHS ENDED JUNE 30, 1999

     The Company experienced a net loss of $1,721,200 for the six months ended June 30, 2000, as compared to a net loss of $3,526,900 for the nine months ended June 30, 1999.

     While the results continue to represent a significant improvement over the same period for the previous year, the Company continued to experience litigation cost which has had a serious impact on profitability. In addition, the Company's annual proxy and shareholder meeting occurred during this period and represented unusual cost for the quarter. Operating income at McLaren engines, while still 46% higher overall for the same nine-month period this year, declined in the third fiscal quarter due to a temporary cutback in the GM engine audit business. This is consistent with the cyclic nature of this program and Management anticipates a return to a higher revenue level in the fourth fiscal quarter.

     McLaren Traction continues to pursue new business opportunities both through current licensees and with additional customers both in the original equipment and specialty markets. Proposals have been submitted in both areas and are pending results. However, recently a vehicle application has been awarded to a current licensee. Due to confidentiality restrictions, McLaren may not at this time disclose the application and volume projections are unavailable. Since this program is not due for production until 2004, the Company anticipates no immediate financial effects. Management continues to pursue opportunities, particularly those in the non-OE sector, aggressively since those applications are more likely to produce more immediate financial returns.

     With regard to the Company's ongoing litigation with Dana Corporation, a trial date of January 2, 2001, has been set and discovery for this litigation concluded August 4, 2000. Management continues to believe that we have a case that it will be difficult for Dana to counter.

     Within the McLaren Engines business, the fourth quarter is aimed at further stabilizing and augmenting our core businesses in order to return to overall corporate profitability. To this end Management has leased a new 15,000 square foot facility in Livonia for an expansion of Vehicle Development work with Ford Motor Company. Management believes that this expansion can have the effect of increasing McLaren Engines revenues by approximately 15% in the first year and 20% in the second year over current levels. The Vehicle Development Center is scheduled for opening in September 2000. Discussions are also underway regarding several strategic partnerships, which could, if achieved, provide additional revenue streams.

     A priority of the Company since the McLaren acquisition has been to further capitalize on the McLaren brand name. Alternatives, which involve the acquisition and/or development of manufacturing capability leading to an aftermarket presence, are being pursued. A detailed examination of requirements of this market, including distribution channels, product line development, and potential warranty and liability issues, is under way.

     Implementation has begun on the public relations and marketing plan that was approved earlier in the year. Currently, materials designed to solidify the Company's new identity are in development and production. Design concepts for the Company's new website have been received and approved and are in the process of final development. In the interest of gaining wider industry exposure, the Company has engaged a new public relations firm that has wider resources than were available previously. This group will begin to work with Management in August to develop the promotional strategy for the balance of 2000 and early 2001.

     While Management does not anticipate a total recovery this fiscal year due to the unusual financial requirements the Company has experienced, steady progress is occurring toward greater stability. Management anticipates that total fiscal 2000 will represent an improvement over fiscal 1999 and find the Company much better positioned for 2001.

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     The Company entered into a License Agreement in 1994 with Dana Corporation. On July 21, 1998, Dana terminated the License Agreement. On September 9, 1998, the Company filed an action alleging that Dana breached the License Agreement. On April 6, 1999, the Company filed a patent infringement action against Dana. In its complaint, the Company alleged that Dana infringed upon the Company's patented Gerodisc system, United States Patent No. 5,888,163 (the "`163 patent"), and the Company is seeking damages and declaratory and injunctive relief. In response to the patent infringement action, Dana filed a counterclaim in which it alleged that the `163 patent is invalid, unenforceable, and not infringed upon by Dana. Dana's counterclaim is a declaratory judgment action in which no money damages are sought. The patent infringement action and the breach of contract action have been consolidated for purposes of discovery and trial. Discovery has recently been completed in the consolidated action. The case is pending in the District Court for the Eastern District of Michigan.

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

ITEM 2.   CHANGES IN SECURITIES.

     On April 17, 2000, the Company sold 400,000 shares of common stock (the "Purchased Shares") to Hayden H. Harris (the "Purchaser"). In connection with this sale, the Company also issued to the Purchaser two warrants to purchase additional shares. The first warrant, which permited the Purchaser to purchase an additional 50,000 shares of common stock of the Company for $100,000, expired on July 17, 2000. The second warrant permits the Purchaser to purchase an additional 150,000 shares of common stock of the Company for $300,000 on or before April 16, 2003 (collectively, the "Warrants"). The Purchased Shares and the Warrants were purchased for a total offering price of $800,000. The Purchased Shares and the Warrants have not been registered under the Securities Act. The Company claims exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder based upon the Purchaser's knowledge, sophistication, investment intent and status as an "accredited investor", as well as the private nature of the transaction.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On April 18, 2000, the Company held an Annual Meeting of Shareholders at which Nicholas P. Bartolini, Lawrence Cohen, David D. Jones, Wiley R. McCoy, and Robert J. Sinclair were each reelected to the Board of Directors. In addition, the Company's shareholders ratified the appointment of Ernst & Young LLP as the Company's auditors; approved a new stock option plan; and approved an amendment to the Company's Certificate of Incorporation to change the name of the Company to "McLaren Performance Technologies, Inc." The following sets forth the votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each of the matters presented at the meeting:

     1.   ELECTION OF DIRECTORS:

            NOMINEES                FOR                WITHHELD

      Nick P. Bartolini       6,462,688 Shares       69,289 Shares
      Lawrence Cohen          6,487,230 Shares       71,747 Shares
      David D. Jones          6,462,688 Shares       96,289 Shares
      Wiley R. McCoy          6,495,730 Shares       68,247 Shares
      Robert J. Sinclair      6,462,511 Shares       95,936 Shares

     2.   APPOINTMENT OF ERNST & YOUNG LLP:

             FOR                AGAINST            ABSTENTIONS

      6,488,893 Shares       48,573 Shares           23,011 Shares

     3.   ADOPTION OF McLAREN 2000 STOCK OPTION PLAN:

             FOR                AGAINST            ABSTENTIONS

      2,347,836 Shares      305,508 Shares          190,644 Shares

     4.   AMENDMENT TO ARTICLES TO CHANGE NAME:

             FOR                AGAINST            ABSTENTIONS

      6,384,893 Shares      104,004 Shares           69,080 Shares

ITEM 5.   OTHER INFORMATION.

     Effective June 16, 2000, the Board of Directors appointed Hayden H. Harris to serve on the Company's Board of Directors in accordance with the Company's By-Laws.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS.  The following exhibits are filed herewith electronically:

          EXHIBIT 3.1 Certificate of Amendment of Certificate of Incorporation effective as of April 18, 2000

          EXHIBIT 10.1 Subscription Agreement dated as of April 17, 2000, between the Company and Hayden H. Harris

          EXHIBIT 10.2 Warrant to Purchase Shares of Common Stock dated as of April 17, 2000, between the Company and Hayden H. Harris

          EXHIBIT 10.3 Warrant to Purchase Shares of Common Stock dated as of April 17, 2000, between the Company and Hayden H. Harris

          EXHIBIT 10.4 Registration Rights Agreement dated as of April 17, 2000, between the Company and Hayden H. Harris

          EXHIBIT 27 Financial Data Schedule

     (b) REPORTS ON FORM 8-K.  None


                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      McLAREN PERFORMANCE TECHNOLOGIES, INC.

Date:  August 11, 2000                   By: /s/ Wiley R. McCoy
                                         -----------------------------
                                         Wiley R. McCoy, President


Date:  August 11, 2000                   By: /s/ Jacqueline K. Kurtz
                                         -----------------------------
                                         Jacqueline K. Kurtz,
                                         Chief Financial Officer