Form 10KSB40
period 2000-09-30
MCLAREN PERFORMANCE TECHNOLOGIES INC
filed 2000-12-29
CIK 789547

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2000

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission file Number 0-16176

McLAREN PERFORMANCE TECHNOLOGIES, INC.
(Name of small business issuer in its charter)

Delaware	84-1016459
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

32233 West Eight Mile Road, Livonia, Michigan 48152
(Address of principal executive offices) (Zip Code)

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

        Yes     X                                 No ____

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the most recent fiscal year were $11,914,268.

As of December 13, 2000, 10,062,430 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the shares held by non-affiliates was approximately $9,688,414.

Documents incorporated by reference:

Document	Part and Item Number of Form 10-KSB into which Incorporated
McLaren Performance Technologies, Inc. Notice of Annual Meeting of Shareholders and Proxy Statement for the Annual Meeting of Shareholders to be held February 8, 2001	Part III, Items 9, 10, 11, and 12

Transitional Small Business Disclosure Format (Check One:)	Yes __ No X

PART I

ITEM 1. DESCRIPTION OF BUSINESS

               McLaren Performance Technologies, Inc. (the "Company" or "McLaren") was incorporated as a Delaware corporation on January 28, 1986, as "Capital Equity Resources, Inc." On September 19th, 1986, the name of the Company was changed to "ASHA Corporation".

               On January 7, 1999, ASHA Corporation acquired McLaren Engines, Inc., a privately held Delaware corporation incorporated in 1969. On April 28, 1999, the name of the Company was changed to "McLaren Automotive Group, Inc." The business was subsequently reorganized in September, 1999, into two operating divisions, McLaren Traction Technologies (the former ASHA activities) and McLaren Engines (collectively, the "Divisions"). On April 18, 2000, the name of the Company was changed to "McLaren Performance Technologies, Inc."

               Prior to the acquisition of McLaren, ASHA was principally involved in the business of engineering research and development focused primarily on developing and licensing new technologies to the vehicle industry. The Company's major product had been the licensing of technology for Gerodisc, a proprietary, automatic, hydro-mechanical control device designed to improve vehicle traction and handling. During 1999 and 2000, the Company continued the development of Gerodisc, resulting in the refinement of TwinDisc Traction Control Technology and the Electronically Controlled Gerodisc and Twindisc Technologies.

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

  Power Development
  Endurance and Reliability Testing
  Steady State Emissions Testing
  Software Calibration and Development
  Custom Electronic Systems Development
  Engine Build/Teardown/Evaluation
  Powertrain Engineering and Design
  Noise/Vibration Studies
  Fabrication and Vehicle Build
  Rapid Prototyping
  EPA and CARB Certification
  Manufacturing and Field Support
  Warranty Failure Analysis
  Production Engine Audit
  Catalyst Aging and Development
  Accelerated Aging and Alternative to Extending Testing

                 Products and services produced by both Divisions of the Company are marketed principally to vehicle OEMs and suppliers. The Company's offerings are unique in the market in that a wide range of services are offered which relate specifically to powertrain/driveline technologies. Historically, these services have been developed by customers internally. Therefore, there are a limited number of outside resources available to provide these services. In the rapidly growing market, these internal resources have proved inadequate to satisfy industry demand; thus, the full spectrum of capabilities provided by the Company enables the Company to provide complete, turnkey solutions to its customers. The Company is also unique in having an extremely high level of name recognition and brand strength.

                 The primary competition of McLaren Traction Technologies comes from the research and development activity by suppliers of full axle systems. While most of these companies have competing technologies, in testing by OEM vehicle manufacturers, the Gerodisc system has generally been superior when ultimate traction and smooth operation were the primary test criteria. However, the Company is at a significant disadvantage in that it is not the end manufacturer and supplier of systems and therefore must depend upon technology licensees to sell and develop potential applications with OEM's. The Company is currently evaluating strategies for overcoming this disadvantage, which includes potential internal manufacturing.

                 Because of the diversity of services offered by McLaren Engines, the Division operates in several different market segments. While there are many competitors in these segments, McLaren Engines is well positioned and many of these competitors are also customers of the Division. With regard to the few other broad-based competitors, McLaren Engines has a competitive advantage in that it serves as a supplier to multiple customers and the Division is not perceived as a specific dedicated supplier to a single OEM. Historically, McLaren Engine's chief competitive disadvantage has been a lack of focus on marketing. The Company has taken steps, particularly in the last half of 2000, to expand industry recognition and has sought to reach potential customers through increased exposure in trade press.

                 Given the nature of the Company's business, the Company has minimal material requirements and does not rely significantly on any particular suppliers.

                 In 2000, business with General Motors Corporation accounted for approximately 62% of all Company revenues and business with Ford Motor Company accounted for approximately 19% of all Company revenue. All of this business was generated by the McLaren Engines Division. No other customer exceeded more than 10% of all Company revenue.

                 The Company has registered the trademark "McLaren" in the United States for engineering services. The Company is also the owner of eleven patents on the Gerodisc technology and has filed additional patent disclosures for new products. The Company also owns patents on a body structure technology for use in emerging or niche markets. Currently, the Company does not plan to commercialize this body structure technology.

                 The products and services of the Company require no special governmental or regulatory approvals, although the Company has obtained certain routine environmental permits required in connection with the performance of its services. At the current time the Company has identified no particular or pending governmental regulations which are likely to significantly affect the Company's business; however, any changes in either Federal or state regulation of vehicle emissions might positively impact the business of the McLaren Engines Division.

                 In 2000, the Company spent approximately $1,060,402 on research and development, compared to approximately $2,465,534 in 1999.

                 As of December 11, 2000, the Company employed 87 full time employees; 85 of these employees work in the Livonia, Michigan facility and 2 are located in Santa Barbara, California.

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

                 On August 1, 2000, the Company entered into a lease for a 15,200 square foot facility located at 11700 Belden Court, Livonia, Michigan, for the purpose of establishing a Vehicle Development Center. The facilities are in excellent condition and include office space, garage space for vehicle and engine modification, fabrication and machining space and storage space. The lease term is five years with monthly rent of $7,537 for the initial 30 months and $7,917 per month for the last 30 months of the lease.

                 During fiscal year 2000, the Company leased a facility located at 600 C Ward Drive, Santa Barbara, California 93111, at a monthly rate of $10,435. The Company was released from this lease on November 30, 2000. This facility included office space, work areas for designers and a shop containing equipment suitable for performing design, development and styling work. Approximately 30,000 square feet of space were utilized at this location. The Company subleased approximately 2,100 square feet of space to a subtenant at a rate of $2,000 per month. The Company is no longer a party to this sublease.

  ITEM 3. LEGAL PROCEEDINGS

                 The Company entered into a License Agreement in 1994 with Dana Corporation ("Dana"). On July 21, 1998, Dana terminated the License Agreement. On September 9, 1998, the Company filed an action alleging that Dana breached the License Agreement. On April 6, 1999, the Company filed a patent infringement action against Dana, alleging that Dana infringed upon the Company's patented Gerodisc technology. On December 5, 2000, the United States District Court for the Eastern District of Michigan entered an Order granting Dana's motion for summary judgment and dismissing the Company's patent infringement action. The Company continues to explore its legal options with respect to the patent infringement action. The Company's breach of contract action remains pending and is set for trial in early 2001.

                 On December 30, 1999, Murat Okcuoglu, a former employee of the Company, filed an action against the Company in the Superior Court of Santa Barbara, California. In his complaint, Mr. Okcuoglu alleged that pursuant to his March 1, 1991, employment agreement with the Company, he was entitled to damages based on the Company's improper commercialization of ideas he allegedly originated. The Company recently settled this case.

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended September 30, 2000.

  PART II

  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                 MARKET INFORMATION. The Company's Common Stock is traded in the over-the-counter market, and is listed on the Nasdaq Small-Cap Market under the symbol "MCLN." The Company's Common Stock was listed on the Nasdaq Small-Cap Market under the symbol "ASHA" between June 30, 1997 and April, 1999.

                 The following table sets forth the high and low closing sales prices for the Company's Common Stock as reported on the Nasdaq Small-Cap Market for the periods indicated.

QUARTER ENDED	HIGH	LOW

December 31, 1998	$5.312	$2.750
March 31, 1999	$7.000	$4.375
June 30, 1999	$6.750	$4.750
September 30, 1999	$5.000	$2.312
December 31, 1999	$4.000	$2.062
March 31, 2000	$3.531	$2.312
June 30, 2000	$2.625	$1.312
September 30, 2000	$2.500	$1.000

                 HOLDERS OF COMMON STOCK. The approximate number of holders of record of the Company's Common Stock on December 13, 2000, was 2,217. Many shares are registered in the names of brokerage firms or other nominee names. As a result, the Company estimates that it has in excess of 5,717 beneficial owners of its Common Stock.

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

  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

  FORWARD-LOOKING STATEMENTS

                 This Report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbor created thereby. These statements include the plans and objectives of management for future operations. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                 Fiscal year 2000 saw extraordinary increases in revenues in the Company's McLaren Engine Division and significant cost reduction and reorganization in the McLaren Traction Division, both of which resulted in improved results for the Company compared with the 1999 fiscal year. Due to these improvements, while the Company continued to experience losses in the 2000 fiscal year, year-end results compare favorably with 1999.

                 Primary contributors to the year 2000 loss included significant legal costs, the result of the continuation of the Dana litigation and the Murat Ockuoglu matter and costs of both legal and financial due diligence for three potential acquisitions which were abandoned; two due to the fact that due diligence did not bear out initial financial claims of the companies being evaluated and one due to inability to reach a final agreement with the target's shareholders.

                 During 2001, the Company will emphasize its marketing efforts and heritage while exploring advanced technologies and new opportunities. Among these new opportunities is the potential addition of a manufacturing capability through the planned acquisition of Dart Machine, Ltd. This acquisition, originally contemplated in late 2000, is now being evaluated for early 2001.

                 In order to further reduce costs and establish a presence more accessible to the major customer base, the Company has begun to relocate Gerodisc activities to its Livonia headquarters. Key engineering personnel have been retained to ensure continuity of product development.

                 The Company's McLaren Engines Division has expanded with the addition of the new Vehicle Development Center which is primarily dedicated to business with Ford Racing. This additional capability creates the potential for expanded business in this area and an enhanced relationship with this customer.

                 In addition, the Company is in active discussions regarding other areas for business expansion, such as software technology development, participation in derivative and niche vehicle programs, and aftermarket parts supply and branding.

                 On December 1, 2000, Steven Rossi became President and Chief Executive Office of the Company. Management has commenced planning for the development of a complete and detailed business plan incorporating programs already underway and expanding other potential opportunities through consideration and utilization of the company's key mission elements of exploration, innovation and application.

  RESULTS OF OPERATIONS FOR THE YEAR ENDED SEPTEMBER 30, 2000 VERSUS THE YEAR ENDED SEPTEMBER 30, 1999

                 During the year ended September 30, 2000, the Company had revenue of approximately $11.9 million as compared to approximately $4.9 million for the year ended September 30, 1999. The majority of the revenue for the 2000 fiscal year was derived from the McLaren Engines Division, which was acquired in January, 1999.

                 Total operating expenses were approximately $14.3 million for the fiscal year ended September 30, 2000, as compared to approximately $9 million for the prior fiscal year. The majority of the increase in expenses is attributable to the increased cost of revenues accompanying the corresponding increase in revenue the Company experienced in the period.

                The Company's selling, general and administrative costs decreased by approximately $100,000 in 2000. However, litigation and settlement costs increased by approximately $1.0 million over the previous year.

                Research and development costs decreased by approximately $1.4 million during fiscal year ended September 30, 2000, as compared to the prior year. This decrease was due primarily to cost reductions in the McLaren Traction Division.

                Interest income of approximately $17,000 was lower for the year ended September 30, 2000, as compared to the interest income of approximately $64,000 for the prior year. Interest expense of approximately $378,000 for the latest fiscal year was substantially higher than the $202,000 for the prior year and is attributable to the expansion of McLaren Engine's business.

                The Company incurred a net loss of $2.7 million in the fiscal year ended September 30, 2000, compared to the prior year's net loss of $4.9 million. Minimal revenue from the McLaren Traction Division, coupled with the expenses associated with its ongoing operations, were significant factors in the Company's loss, as were legal and settlement costs associated with litigation.

  LIQUIDITY AND CAPITAL RESOURCES

                 As of September 30, 2000, the Company had a working capital deficit of approximately $155,700, compared to working capital of approximately $500,000 on September 30, 1999. The decrease was primarily related to losses incurred during the year.

                 Operating activities for the twelve months ended September 30, 2000, utilized $1,924,038 of net cash compared to $845,095 of cash used in the twelve months ended September 30, 1999.

                 Investing activities for year ended September 30, 2000, used $763,476 of cash compared to $2,238,578 used for the comparable period in 1999. This decrease is due to the Company's investment of $1,296,035 in McLaren Engines in 1999, which was not a factor in 2000.

                 The Company anticipates that its cash requirements may exceed its available cash during the next twelve months. Through a combination of bank borrowings and sale of its common stock, the Company anticipates that it will be able to satisfy its current and foreseeable cash requirements.

  ITEM 7. FINANCIAL STATEMENTS

                 The Report of Independent Auditors appears at page F-1, the Report of Independent Public Accountants appears at page F-2, and the Financial Statements and Notes to Financial Statements appear at pages F-3 through F-20 hereof.

  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                 No response required.

  PART III

  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                 The information required by Item 9 is incorporated by reference from the information set forth under the caption "Election of Directors" in the McLaren Performance Technologies, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held February 8, 2001 (the "Proxy Statement").

  ITEM 10. EXECUTIVE COMPENSATION

                 The information required by Item 10 is incorporated by reference from the information set forth under the caption "Executive Compensation" in the Proxy Statement.

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                 The information required by Item 11 is incorporated by reference from the information set forth under the caption "Election of Directors" in the Proxy Statement.

  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 The information required by Item 12 is incorporated by reference from the information set forth under the caption "Election of Directors" and "Executive Compensation" in the Proxy Statement.

  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  EXHIBITS

EXHIBIT NUMBER	DESCRIPTION	LOCATION

3.1	Amended and Restated Certificate of Incorporation	Filed herewith electronically

3.2	Amended and Restated Bylaws	Filed herewith electronically

10.1	1994 Stock Option Plan	Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, Commission file number 0-16176.

10.2	Employment Agreement dated as of April 20, 1999, between the Company and Wiley R. McCoy	Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999

10.3	Employment Agreement dated as of April 23, 1999, between the Company and Louis J. Infante	Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999

10.4	Consulting Agreement dated as of April 1, 1999, between the Company and John C. McCormack	Incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999

10.5	Employment Agreement dated as of January 3, 2000, between	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended

	the Company and Jacqueline K. Kurtz	December 31, 1999

10.6	Consulting Agreement dated as of October 1, 1999, between the Company and Steven E. Sanderson	Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999

10.7	2000 Stock Option Plan	Incorporated by reference to Exhibit A to the Company's 2000 Proxy Statement dated March 21, 2000

10.8	Stock Purchase Agreement dated as of March 15, 2000,between the Company and George Karfunkel	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000

10.9	Warrant to Purchase Shares of Common Stock dated as of March 15, 2000, between the Company and George Karfunkel	Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000

10.10	Registration Rights Agreement dated as of March 15, 2000, between the Company and George Karfunkel	Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000

10.11	Subscription Agreement dated as of April 17, 2000, between the Company and Hayden H. Harris, Trustee of the Hayden H. Harris Living Trust Dated March 6, 1998	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000

10.12	Warrant to Purchase Shares of Common Stock dated as of April 17, 2000, between the Company and Hayden H. Harris, Trustee of the Hayden H. Harris Living Trust Dated March 6, 1998	Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000

10.13	Registration Rights Agreement dated as of April 17, 2000, between the Company and Hayden H. Harris, Trustee of the Hayden H. Harris Living Trust Dated March 6, 1998	Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000

10.14	Amendment to Employment Agreement dated as of July 24, 2000, between the Company and Jacqueline K. Kurtz	Filed herewith electronically

10.15	Subscription Agreement dated as of October 20, 2000, between the Company and Hayden H. Harris, Trustee of	Filed herewith electronically

the Hayden H. Harris Living Trust Dated March 6, 1998

10.16	Settlement Agreement dated as of November 8, 2000, between the Company and Murat N. Okcuoglu	Confidential treatment has been applied for; portions of this agreement have been filed separately with the Commission

10.17	Employment Agreement dated as of December 1, 2000, between the Company and Steven Rossi	Filed herewith electronically

21	Subsidiaries of the Registrant	Filed herewith electronically

23.1	Consent of Ernst & Young LLP	Filed herewith electronically

23.2	Consent of Arthur Andersen LLP	Filed herewith electronically

27	Financial Data Schedule	Filed herewith electronically

  REPORTS ON FORM 8-K

                 No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

  SIGNATURES

                 In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McLAREN PERFORMANCE TECHNOLOGIES, INC.

/s/ Steven Rossi
Dated: December 20, 2000	By:	Steven Rossi President, CEO and Director

/s/ Jacqueline K. Kurtz
Dated: December 19, 2000	By:	Jacqueline K. Kurtz Chief Financial Officer

                 In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Steven Rossi
Steven Rossi	President, CEO and Director	December 20, 2000

/s/ Wiley R. McCoy
Wiley R. McCoy	Executive Vice President, COO and Director	December 19, 2000

/s/ Lawrence Cohen
Lawrence Cohen	Chairman of the Board and Director	December 20, 2000

/s/ Nicholas P. Bartolini
Nicholas P. Bartolini	Director	December 21, 2000

/s/ Hayden Harris
Hayden H. Harris	Director	December 21, 2000

David D. Jones	Director	December ____, 2000

/s/ Robert J. Sinclair
Robert J. Sinclair	Director	December 27, 2000

    Report of Independent Auditors

    To the Board of Directors
    McLaren Performance Technologies, Inc.:

    We have audited the consolidated balance sheet of McLaren Performance Technologies, Inc. as of September 30, 2000, and the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McLaren Performance Technologies, Inc. at September 30, 2000, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

    Detroit, Michigan
    December 8, 2000

    Report of Independent Public Accountants

    To the Stockholders of McLaren Performance Technologies, Inc.:

    We have audited the accompanying consolidated balance sheet of McLAREN PERFORMANCE TECHNOLOGIES, INC. (formerly McLaren Automotive Group, Inc.) (a Delaware corporation) as of September 30, 1999, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McLaren Performance Technologies, Inc. as of September 30, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

    Detroit, Michigan,
               November 15, 1999.

    McLaren Performance Technologies, Inc.

    Consolidated Balance Sheets

	September 30,
	2000	1999

Assets
Current assets:
Cash and cash equivalents	$455,369	$739,395
Available for sale securities	30,890	40,275
Accounts receivable, net of allowance for doubtful accounts of 15,000	2,744,686	1,782,587
Prepaid expenses and other	507,276	103,679

Total current assets	3,738,221	2,665,936

Property and equipment, at costs net of accumulated
depreciation and amortization	4,422,996	4,346,411

Intangible assets, net of accumulated amortization of
$69,078 ($27,873 in 1999)	718,482	759,687

	$8,879,699	$7,772,034

Liabilities and stockholders'equity
Current liabilities:
Line of credit	$530,000	$766,000
Accounts payable	1,390,435	573,447
Customer deposits	382,790	145,995
Accrued payroll and related costs	258,128	179,638
Other accrued liabilities	270,940	171,658
Current portion of notes payable	1,061,635	328,456

Total current liabilities	3,893,928	2,165,194
Notes payable-net of current portion	3,035,114	2,687,701

Total liabilities	6,929,042	4,852,895

Stockholders' equity:
Preferred stock, $.001 par value
Authorized - 10,000,000 shares
No shares issued or outstanding
Common stock, $.00001 par value
Authorized - 20,000,000 shares
Issued and outstanding - 9,888,517 shares in
2000 and 9,088,517 shares in 1999	99	91
Additional paid-in capital	14,910,899	13,192,514
Accumulated deficit	(12,853,417)	(10,177,619)
Less: Treasury stock at cost	(81,907)	(81,907)
Accumulated other comprehensive losses	(25,017)	(13,940)

Total stockholders' equity	1,950,657	2,919,139

Total liabilities and stockholders' equity	$8,879,699	$7,772,034

    See accompanying notes.

    McLaren Performance Technologies, Inc.

    Consolidated Statements of Operations and Comprehensive Loss

	Year ended September 30,
	2000	1999
Revenues:
Contract and other services	$11,219,459	$4,858,504
License and royalties	694,809	—

Total revenues	11,914,268	4,858,504

Cost of revenues	7,575,142	1,909,080

Gross profit	4,339,126	2,949,424

Operating expenses:
Selling, general and administrative	4,269,025	4,384,127
Research and development	1,060,402	2,465,534
Litigation and related costs	1,372,600	297,559

	6,702,027	7,147,220

Loss from operations	(2,362,901)	(4,197,796)

Other income (expense):
Interest expense	(377,936)	(201,725)
Interest income	17,379	64,498
Loss on investment in affiliate	—	(609,557)
Other	47,660	(3,918)

	(312,897)	(750,702)

Loss before provision for income taxes	(2,675,798)	(4,948,498)
Credit for income taxes	—	952

Net loss	$(2,675,798)	$(4,947,546)

Basic and diluted loss per share	$(0.28)	$(0.55)

Weighted average number of common shares outstanding	9,489,610	8,988,266

Weighted average number of common shares
and equivalents outstanding	9,489,610	8,988,266

Comprehensive loss:
Net loss	$(2,675,798)	$(4,947,546)
Unrealized loss on marketable securities	(11,077)	(13,940)

Comprehensive income (loss)	$(2,686,875)	$(4,961,486)

    See accompanying notes.

    McLaren Performance Technologies, Inc.

    Consolidated Statements of Cash Flows

	Year ended September 30,
	2000	1999

Cash flows from operating activities
Net loss	$(2,675,798)	$(4,947,546)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	706,116	427,808
Noncash stock compensation	159,498	150,667
Loss on disposal of equipment	20,288	25,532
Loss on investment in affiliate	—	609,557
Loss on sales of marketable securities	—	39,496
Changes in operating assets and liabilities:
Accounts receivable	(962,099)	2,465,421
Prepaid expenses and other	(403,596)	41,154
Accounts payable	816,987	373,678
Customer deposits	236,795	26,361
Accrued payroll and related costs	78,490	(78,720)
Other accrued liabilities	99,281	21,497

Net cash used in operating activities	(1,924,038)	(845,095)

Cash flows from investing activities
Additions to property and equipment	(776,520)	(951,793)
Proceeds from disposal of equipment	14,735	3,500
Purchases of marketable securities	(1,691)	(338,076)
Sales of marketable securities	—	343,826
Cash paid for acquisition, net of cash acquired	—	(1,296,035)

Net cash used in investing activities	(763,476)	(2,238,578)

Net cash from financing activities
Borrowing under line of credit	1,864,000	1,616,000
Repayments under line of credit	(1,600,000)	(850,000)
Proceeds from issuance of common stock	1,558,896	—
Borrowing under notes payable	970,359	421,174
Repayments of notes payable	(389,767)	(195,497)
Proceeds from exercise of stock options	—	482,851

Net cash provided by financing activities	2,403,488	1,474,528

Net (decrease) in cash and cash equivalents	(284,026)	(1,609,145)

Cash and cash equivalents at beginning of period	739,395	2,348,540

Cash and cash equivalents at end of period	$455,369	$739,395

Supplemental disclosure of cash flow information:
Cash paid for interest	$368,000	$186,000

Cash paid for income taxes	$—	$32,000

Noncash transactions:
Unrealized loss on marketable securities	$(11,077)	$(13,940)

Stock issued in connection with acquisition	$—	$675,000

    See accompanying notes.

    McLaren Performance Technologies, Inc.

    Consolidated Statements of Stockholders' Equity

    Year ended September 30, 1999 and 2000

	Common	Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Comprehensive Loss	Total Stockholders' Equity

	Shares	Amount

Balance September 30, 1998	8,798,223	$88	$11,884,000	$(5,230,073)	$(81,907)	$—	$6,572,108
Issuance of common stock
due to exercise of stock options	111,723	1	482,849				482,850
Issuance of common stock
in connection with acquisition	150,000	2	674,998				675,000
Issuance of common stock
in connection employee stock award	28,571		100,000				100,000
Consultant expense incurred in
connection with issuance of
stock options			50,667				50,667
Unrealized loss on marketable
securities						(13,940)	(13,940)
Net loss for 1999				(4,947,546)			(4,947,546)

Balance at September 30, 1999	9,088,517	91	13,192,514	(10,177,619)	(81,907)	(13,940)	2,919,139

Issuance of common stock
in connection with private placement	800,000	8	1,558,887				1,558,895
Consultant expense incurred
in connection with issuance of
stock options			159,498				159,498
Unrealized loss on marketable
securities						(11,077)	(11,077)
Net loss for 2000				(2,675,798)			(2,675,798)

Balance at September 30, 2000	9,888,517	$99	$14,910,899	$(12,853,417)	$(81,907)	$(25,017)	$1,950,657

    See accompanying notes.

    1. The Company

    McLaren Performance Technologies, Inc. (formerly McLaren Automotive Group, Inc.) (the "Company"), is incorporated in the State of Delaware. The Company is principally involved in the business of research and development in the automotive industry. The Company performs research and development on a fee for service basis and develops new technologies to be licensed to its customers.

    On January 7, 1999, the Company acquired all of the outstanding stock of McLaren Engines, Inc. ("McLaren") in exchange for 150,000 shares of the Company's authorized but unissued Common Stock valued at $675,000. The acquisition was made pursuant to the terms of a Stock Purchase Agreement among the Company, McLaren and the shareholders of McLaren. Immediately prior to the acquisition, the Company assisted McLaren with a reorganization in which McLaren redeemed the stock of its two shareholders and issued new shares to McLaren's employees. The Company loaned McLaren $1,355,000 from its operating funds for the reorganization. McLaren also borrowed $2,454,000 from an unaffiliated bank to complete this reorganization. The primary reason for the acquisition is that McLaren and the Company have many of the same clients and similar service offerings. Through integrating sales, marketing, and R&D engineering staff, the Company looks to better serve the worldwide licensee base, adding new capabilities and core services, while improving net earnings.

    The consolidated financial statements include the accounts of the Company and McLaren since the date of acquisition. Intercompany balances and transactions have been eliminated in consolidation.

    The acquisition was accounted for under the purchase method of accounting. The excess of the purchase price (including expenses of approximately $200,000) over the fair value of net assets acquired, consisting of primarily of accounts receivable, property and equipment, a trademark and notes payable, of approximately $200,000 has been assigned to goodwill and is being amortized on a straight line basis over 20 years.

    Results of operations of McLaren are included in the consolidated financial statements subsequent to January 7, 1999. Unaudited proforma operating results of the Company, assuming the acquisition had been made on October 1, 1998, are as follows. Such information reflects adjustments to reflect additional interest expense, depreciation expense and goodwill amortization.

1999 (Unaudited)
Revenue	$ 5,870,000
Operating loss	(4,096,000)
Net loss	(4,854,000)
Diluted EPS	(.53)

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

    2. Summary of Significant Accounting Policies (continued)

    Research and Development

    Costs associated with developing and testing new concepts and designs are expensed as incurred. All research and development and patent acquisition costs have been expensed.

    Customer Deposits

    Customer deposits represent amounts paid by customers for services yet to be completed by the Company. Deposits are recognized as revenue when the related service is performed.

    Cash Equivalents

    The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains cash balances in highly qualified financial institutions. At various times such amounts are in excess of insured limits.

    Fair Value of Financial Instruments

    The carrying amounts of certain financial instruments such as cash, available for sale securities, accounts receivable, accounts payable and notes payable approximate their fair values.

    Available for Sale Securities

    Unrealized gains and losses on available for sale securities are recorded as a component of comprehensive income. As of September 30, 2000, the market value of the securities was $30,890 and the carrying cost was $55,007. As of September 30, 1999, the market value of the securities was $40,275 and the carrying cost was $54,215.

    Property and Equipment

    Property and equipment are recorded at cost, including significant expenditures that increase the asset lives. Ordinary maintenance and repairs are charged to operations as incurred. When assets are sold or otherwise disposed of, the cost and accumulated deprecation or amortization is removed from the accounts and any resulting gain or loss is recognized.

    Depreciation is computed on straight-line and accelerated methods over estimated useful lives as follows:

Building and improvements	20	years
Leasehold improvements	5	years
Machinery and equipment	5	to 7 years
Vehicles	5	years

    2. Summary of Significant Accounting Policies (continued)

    Intangible Assets

    Intangibles include the following:

	September 30
	2000	1999

Trademark	$551,802	$551,802
Goodwill and other	235,758	235,758

	787,560	787,560
Less: accumulated amortization	69,078	27,873

	$718,482	$759,687

    In connection with the acquisition of McLaren, the company assigned $551,802 to the trademark "McLaren." The method used to value the trademark incorporated discounted cash flows and assumptions about expected future growth and the royalty rate that would be paid if the trade name were not owned.

    Goodwill represents the excess cost over fair value of net assets acquired. The Company re-evaluates goodwill and other intangibles on undiscounted operating cash flow whenever significant events or changes occur that might indicate impairment of recorded costs.

    Intangible assets are being amortized on a straight line basis over a period of 20 years. Amortization expense of $41,205 and $27,873 was recorded in years ended September 30, 2000 and 1999, respectively.

    The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" in 1996. As allowed by SFAS No. 123, the Company has elected to continue to measure compensation cost under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and comply with the pro forma disclosure requirements of the new standard.

    Significant Customers

    During fiscal 2000, revenues from two customers represented 62 percent and 19 percent, respectively, of the Company's total revenues. These revenues were applicable to McLaren Engines division of the Company. Those customers accounted for 56 percent and 24 percent, respectively, of accounts receivable at September 30, 2000.

    During fiscal 1999, revenues derived from two customers represented 57 percent and 18 percent, respectively, of the Company's total revenues. Those customers accounted for 65 percent and 22 percent, respectively, of accounts receivable at September 30, 1999.

    Earnings per Share

    Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings Per Share". Earnings (loss) per share for the years ended September 30, 2000 and 1999 are based on the weighted average number of shares outstanding plus the dilutive effect of stock options. Options to purchase common shares of approximately 1,590,000 and 1,220,000, as of September 30, 2000 and 1999, respectively, were not included in the computation of diluted net earnings (loss) per share because such options would be anti-dilutive.

    2. Summary of Significant Accounting Policies (continued)

    New Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended in June 1999 by Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and is required to be adopted by the Company as of October 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value.

    In December 1999, the SEC staff issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. The SAB spells out four basic criteria that must be met before registrants can record revenue. These are: (a) persuasive evidence that an arrangement exists; (b) delivery has occurred or services have been rendered; (c) the seller's price to the buyer is fixed or determinable; and (d) collectibility is reasonably assured. The Company has assessed their revenue recognition policies and determined them to be in compliance with SAB No. 101.

    Reclassifications

    Certain amounts in prior years have been reclassified to conform to the current year presentations.

    3. Property and Equipment

    Property and equipment consisted of the following at September 30, 2000 and 1999:

	2000	1999

Land	$517,905	$517,905
Vehicles	398,875	200,354
Machinery and equipment	2,901,941	2,509,804
Leasehold improvements	93,057	48,044
Building and improvements	1,820,517	1,766,912
Construction in process	71,217	47,244

	5,803,512	5,090,263
Less: accumulated depreciation and amortization	(1,380,516)	(743,852)

	$4,422,996	$4,346,411

    For the years ended September 30, 2000 and 1999, the Company recorded depreciation expense of $664,910 and $399,936 respectively.

    4. Short Term Borrowings

              The Company's McLaren Engines, Inc. subsidiary (Engines) maintains a line of credit with a bank. Engines may borrow up to the lesser of $1,400,000 or 80% of the accounts receivable not more than 90 days old. The interest rate is at prime (effective rate 9.5% at September 30, 2000). This line is secured by Accounts Receivable at Engines and provides for monthly interest payments with outstanding principal due in 2001. As of September 30, 2000 and 1999, the outstanding balance on this line of credit totaled $530,000 and $100,000 respectively.

    As of September 30, 1999 the Company maintained a second line of credit with a bank which had an outstanding balance of $666,000. An additional $84,000 was borrowed against this line increasing the total amount outstanding to its limit of $750,000. Upon expiration of this line in March 2000, $250,000 was repaid and the remainder was converted to a term note for $500,000 with a payment of $250,000 on March 5, 2001 and October 31, 2001. Interest is to be paid monthly at a rate of prime plus1.5% (effective rate of 11% at September 30, 2000).

    5. Long Term Debt

    The Company has notes payable to banks, which require monthly payments of principal and interest. These notes are summarized as follows:

	2000	1999

Note payable to a bank, monthly payments of $17,512 including interest at 8.15% through January 2004, secured by related buildings.	$1,709,219	$1,774,798

Note payable to a bank, monthly payments of $13,090 including interest at prime plus ¾%, (effective rate 10.25% at September 30, 2000) through January 2004, secured by related equipment.	462,008	568,408

Note payable to a bank, monthly payments of $6,418 including interest at 9.5% through March 2003 secured by related equipment.	167,828	224,302

Note payable to a bank, monthly payments of $3,000 plus interest at prime plus ½% (effective rate 10% at September 30, 2000) through July 2004, secured by related equipment.	138,000	174,000

Note payable to a bank, monthly payments of $1,737 plus interest at prime plus ½% (effective rate 10% at September 30, 2000) through May 2004, secured by related equipment.	76,413	97,253

Notes payable to a bank, monthly payments totaling $1,048 including interest at rates ranging from 8.5% to 9.0% through March 2004, secured by related vehicles.	37,357	79,953

Note payable to a bank, monthly payments of $1,443 including interest at 8.75% through April 2003, secured by related equipment	39,619	53,331

    5. Long Term Debt (continued)

	2000	1999

Note payable to a bank, monthly payments of $1,009 including interest at 8.75% through March 2004, secured by related equipment.	35,951	44,112

Note payable to a bank, monthly payments of $1,250 plus interest at prime plus ½ % (effective rate 10% at September 30, 2000) through December 2004, secured by related equipment.	63,750	—

Note payable to a bank, monthly payments of $1,667 plus interest at prime plus ¼% (effective rate 9.75% at September 30, 2000) through March 2005, secured by related equipment.	90,000	—

Note payable to a bank, monthly payments of $3,612 including interest at 9.65% through February 2003, secured by related vehicles.	96,045	—

Note payable to a bank, monthly payments of $1,315 including interest at 9.6% through September 2003, secured by related vehicle.	41,000	—

Note payable to a bank, monthly payments of $882 including interest at 9.5% through September 2005, secured by related equipment.	42,000	—

Note payable to a leasing company, monthly payments of $863 including interest at 9.45% through February 2004.	30,151	—

Note payable requiring a $150,000 payment in November 2000 and quarterly payments of $56,250 plus interest at 5% starting in March 2001 through December 2002.	567,408	—

     5. Long Term Debt (continued)

	2000	1999

Note payable to a bank requiring payments of $200,000 in October 2000 and $250,000 in March 2001 and $50,000 in October 2001 plus monthly interest payments at prime plus 1.5% (effective rate of 11% at September 30, 2000). Secured by substantially all assets of the Company.	500,000	—

Total note payable	4,096,749	3,016,157
Less current portion	(1,061,635)	(328,456)

Total	$3,035,114	$2,687,701

    Future scheduled maturities of notes payable as of September 30, 2000 are as follows:

Year ending September 30:

2001	$1,061,635
2002	822,397
2003	534,162
2004	1,654,775
2005	23,808

$4,096,749

    6. Investment in Affiliate

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

    During fiscal year 1997, the Company recorded its investment in ASHA-TAISUN at its invested capital contributions less its share of the operating losses. For the years ended September 30, 1998 and 1997, the Company recorded its share of losses relating to this investment of $534,467 and $861,257, respectively.

    During fiscal year 1998, the Company reduced its ownership in ASHA-TAISUN to 18 percent. As the Company owned less than 20 percent of ASHA-TAISUN and did not believe they exercised significant influence, the investment was recorded on the cost method. Furthermore, the Company had no additional financial commitments related to this investment. In exchange for the decreased ownership, the Company was to receive royalty payments in the amount of $100 per unit going forward.

    Due to declining economic conditions in Jiaxing, China and the uncertainty of future royalty payments, management determined that the remaining investment was not realizable and, as of September 30, 1999, wrote off the the balance of the investment.

    7. Stock Option Plans

    In August 1993, the Company's Board of Directors approved the 1993 Nonqualified Stock Option Plan in which any employee, officer, director or consultant that the Board, in its sole discretion, designates is eligible to participate. At September 30, 2000, no options were outstanding under this plan.

    In December 1994, the Company's Board of Directors approved the 1994 Stock Option Plan which expires in 2004 and provides for the granting of options to purchase up to 750,000 shares of common stock, consisting of both incentive and nonqualified stock options. Incentive stock options are issuable only to employees of the Company and may not be granted at an exercise price less than the fair market value of the common stock on the date the option is granted. Vesting provisions are determined by the Board at the time the options are granted, and the options expire three to five years from the date of the grant.

    On July 1, 1997, the Company's Board of Directors adopted amendments to the 1994 Stock Option Plan to increase the number of options which may be granted under the plan to 1,000,000; to allow the exercise price of options to be paid by means other than cash; and to allow options to be granted with reload provisions. On December 16, 1997, the Company's Board of Directors adopted an additional amendment to increase the number of options which may be granted under the plan to 1,400,000. These amendments were approved by the Company's shareholders on April 3, 1998. On October 28, 1998 and December 29,1999 the Board of Directors adopted additional amendments to increase the number of options which may be granted under the plan to 1,800,000 and 2,000,000, respectively.

    In 1999, the Company entered into three employment agreements, which call for annual option grants totaling 75,000 shares.

    In July 1997, the Company granted, under no specific plan, an option to a consultant to purchase up to 93,100 shares of its common stock at the exercise price of $4.375 per share. The options vest at the rate of 2,100 per month plus 17,500 at the date of grant.

    On March 13, 2000 the Company's Board of Directors adopted the 2000 Stock Option Plan due to the fact that the majority of shares available for grant under the 1994 Stock Option Plan had been granted. The 2000 Plan will expire in 2010. The 2000 Stock Option Plan was approved by the Company's shareholders on April 18, 2000. The total number of shares that may be issued under the 2000 Plan may not exceed 2,000,000. The 2000 Plan is administered by the Compensation Committee of the Board of Directors.

    Under the provision of SFAS No. 123, equity instruments granted to non-employees are excluded from the pro forma disclosure requirements and are recorded as compensation expense at fair market value in the accompanying statements of operations. For the year ended September 30, 2000 and 1999 the company recorded consulting expense of $159,498 and $50,667, respectively, in connection with stock options granted to non-employees.

    A summary of the Company's outstanding stock options and activity follows for the years ended September 30:

	2000		1999
	Shares Under Options	Weighted Average Exercise Price	Shares Under Options	Weighted Average Exercise Price

Outstanding at beginning of year	1,219,670	$4.23	1,146,556	$4.90
Granted	436,150	2.25	387,137	3.25
Exercised	—	—	(111,723)	4.32
Forfeited	(58,087)	3.74	(202,300)	4.13

Outstanding at end of year	1,587,733	3.89	1,219,670	4.23

Exercisable at end of year	1,562,733	3.89	1,200,770	4.23

    The following table summarizes information about stock options outstanding as of September 30, 2000

Exercise Price Average	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life

$1.75-$3.25	610,449	$ 2.53	4.6 years
$3.6875-$6.50	977,284	4.51	1.9 years

    As permitted by SFAS No. 123, the Company continues to apply the accounting rules of APB 25 governing the recognition of compensation expense from its stock option plans. Had the Company applied the fair value based method of accounting, which is not required, to all grants of stock options, the company would have recorded additional compensation expense and computed proforma net income (loss) and earnings (loss) per share amounts as follows for 2000 and 1999:

	2000	1999

Additional compensation expense	$434,158	$728,008
Pro forma net loss	(3,017,613)	(5,428,030)

Pro forma earnings (loss) per share:
Basic	(.32)	(.60)
Diluted	(.32)	(.60)

    These pro forma amounts were determined by estimating the fair value of each option on its grant date using the Black-Scholes option-pricing model. The following assumptions were applied; (i) risk-free interest rates ranging from 4.2 percent to 6.0 percent for all options, (ii) expected lives of 3 years for all options, (iii) expected volatility of 70 percent for 2000 and 87 percent for 1999 and (iv) no expected dividends. The weighted average grant date fair value of options granted during 2000 approximated $1.26 per option.

    8. Income Taxes

    Deferred income tax assets or liabilities are computed based on the temporary difference between the financial statement and income tax basis of assets and liabilities using enacted income tax rates. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period.

    Differences between the provision for income tax credits and income tax credits at the statutory federal income tax rate for the years ended September 30, 2000 and 1999 are as follows:

	2000	1999

Income tax credit at statutory federal rates	$(909,771)	(34%)	$(1,682,489)	(34%)
State income tax credit, net of federal benefit	—		(58,898)	(1%)
Tax benefits not recognized due to loss carryforwards	808,212	30%	1,729,057	34%
Other	101,554	4%	11,378	1%

	$—	0%	$(952)	0%

    Under SFAS No. 109, deferred tax assets are recognized for temporary differences that will result in deductible amounts in future periods. The components of the deferred income tax assets (liabilities) at September 30, 2000 and 1999 are as follows:

	2000	1999

Loss on investment	$1,440,354	$1,440,354
Capitalized research and development Costs for tax purposes	102,844	102,844
Net operating loss carryforwards	2,978,352	2,276,121
Property and equipment	—	(589,600)
Accrued expenses	(565,580)	—
Other	3,830	74,864

	4,112,800	3,304,583
Less: valuation reserve	(4,112,800)	(3,304,583)

	$—	$—

    Realization of the net deferred income tax asset is dependent on generating sufficient taxable income during the periods in which temporary differences will reverse. Due to the Company's limited operating history, a valuation reserve equal to the net deferred income tax asset has been recorded.

    The net operating loss carryforwards as of September 30, 2000 for federal tax purposes are approximately $8,760,000 and expire beginning in 2010.

    9. Licensing Agreements

    On January 5, 1998, the Company entered into a license agreement with New Venture Gear, Inc. (NVG) granting a worldwide nonexclusive license to GERODISC. Under the terms of the agreement, NVG is obligated to pay the Company a license fee totaling $5,100,000 payable in two equal installments. The first installment was paid in January 1998 and the second installment was paid in February 1999. The Company recorded $5,100,000 as license revenue in fiscal 1998 as the license fee was solely for the right to manufacture and market the GERODISC with no additional performance requirements.

    This agreement also provides for royalty payments on each unit produced. These payments began in fiscal year 2000 when NVG reached a specified level of production. Royalty revenue under this agreement totaled $694,809 for fiscal 2000.

    On December 29, 1994, the Company entered into an agreement with Dana Corporation (Dana) in which the Company licensed Dana the right to manufacture and market GERODISC. The license agreement provides for a licensing fee of $2,000,000 of which $1,000,000 was paid in February 1995 and $1,000,000 was paid in January 1996, (See Note 15).

    10. Commitments

    Lease Commitments

    The Company leases building and office space, equipment and vehicles under various operational lease agreements extending through fiscal 2005. The following is a schedule of future minimum rental payments for the next five years:

Year ending September 30:
2001	$133,900
2002	99,200
2003	99,200
2004	99,200
2005	80,000

    Rental expense of $265,000 and $214,000 was recorded during years ended September 30, 2000 and 1999, respectively.

    Employment Contracts

    As of September 30, 2000 the Company had employment contracts with three of its officers. These contracts call for monthly payments of $11,667 and $10,833 and $8,333 through April 2001, April 2001 and January 2002 respectively.

    Consulting Agreements

    As of September 30, 2000 the Company had a consulting agreement with the former Chairman of McLaren Engines, Inc. which requires monthly payments of $8,333 through December 2001.

    11. Employee Benefit Plans

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

    The Company's contributions were $56,810 and $35,471 for the years ended September 30, 2000 and 1999, respectively.

    12. Reportable Segments

    McLaren Performance Technologies, Inc. has two reportable segments that provide engineering services to the automotive industry. As discussed in Note 1, McLaren Engines derives its revenues from designing, developing, fabricating, testing and validating engines and related components for the automotive OEM's McLaren Traction Technologies derives revenues from license fees and royalties relating to its GERODISC technology, as well as from performing research and development on a fee for service basis.

    The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on income or loss from operations before income taxes, and accounts for inter-segment sales as if they were to third parties.

    Financial information by reportable segment for the years ended September 30, 2000 and 1999 is as follows:

	2000	1999

Revenues:
McLaren Traction	$786,200	$204,300
McLaren Engines	11,204,700	4,742,400
Intercompany eliminations	(76,600)	(88,200)

	$11,914,300	$4,858,500

Interest expense:
McLaren Traction	$102,400	$46,600
McLaren Engines	275,500	155,200

	$377,900	$201,800

Depreciation and amortization:
McLaren Traction	$206,300	$155,500
McLaren Engines	499,800	272,300

	$706,100	$427,800

Income (loss) before income taxes:
McLaren Traction	$(3,684,200)	$(5,577,300)
McLaren Engines	1,008,400	628,800

	$(2,675,800)	$(4,948,500)

Segment assets:
McLaren Traction	$2,908,100	$2,989,600
McLaren Engines	8,015,300	6,137,400
Intercompany eliminations	(2,043,700)	(1,355,000)

	$8,879,700	$7,772,000

Expenditures for segment assets:
McLaren Traction	$43,800	$336,500
McLaren Engines	732,700	615,300

	$776,500	$951,800

    13. Equity Transactions

    During fiscal 2000 the Company sold 800,000 shares of its common stock in two separate transactions. Net proceeds after expenses totaled $1,558,895. In connection with these sales, the company also issued warrants to the purchasers as follows:

Shares Under Warrant	Exercise Price	Expiration Date

200,000	$2.00	February 15, 2001
50,000	2.00	July 17, 2000
150,000	2.00	April 16, 2003

    A summary of the Company's outstanding warrants and activity for the years ended September 30, 2000 and 1999:

	2000		1999
	Warrants Shares Under Options	Weighted Average Exercise Price	Warrants Shares Under Options	Weighted Average Exercise Price

Outstanding at beginning of year	143,750	$4.87	143,750	$4.87
Granted	400,000	2.00	—	—
Exercised	—	—	—	—
Forfeited	193,750	4.13	—	—

Outstanding and exercisable at end of year	350,000	$2.00	143,750	$4.87

    Stock Incentive Plans

    In December 1988, the Board of Directors approved a stock incentive plan. Under this plan 58,824 shares of common stock have been reserved for issuance to participants, defined as any person or firm providing services to the Company. The stock will be granted at the discretion of the Board of Directors and a cash payment equal to twenty percent of the value of the stock granted will be paid to the participant. Granting of stock under this plan is intended to encourage a continued relationship and services by the participant and to reward creative or noteworthy efforts by the participant.

    The stock is 100 percent forfeitable if the services of the participant are terminated within two years of the grant of stock and 50 percent forfeitable if services are terminated after two years but less than three years from the grant of stock.

    A balance of 45,523 shares is available for issuance under this plan at September 30, 2000. No stock has been issued under this plan since fiscal 1990.

    Director Stock Compensation Plan

    In June 1994, the Company's Board of Directors approved a Director Stock Compensation Plan and has reserved 20,000 shares of the Company's common stock for issuance in exchange for services provided to the Company outside of their regular duties as directors. All members of the Board of Directors will be eligible to receive shares under the plan. A balance of 10,000 shares is available for issuance under this plan at September 30, 2000. No shares have been issued since fiscal 1994.

    Stock Grant

    In July 1999, the Company granted 28,571 shares of common stock to an executive in connection with an employment agreement. Compensation expense totaling $0 and $100,000 are included in the accompanying statements of operations for the years ended September 30, 2000 and 1999, respectively.

    14. Selected Quarterly Financial Data (Unaudited)

    Quarterly consolidated results of operations are summarized as follows:

	Quarter Ended
	December 31	March 31	June 30	September 30

2000:
Revenues	$2,383,800	$3,178,300	$2,609,700	$3,742,500
Gross profit	1,098,900	926,700	923,100	1,390,400
Loss before tax provision	(378,500)	(789,000)	(539,300)	(969,000)
Net loss	(378,500)	(789,000)	(539,300)	(969,000)
Loss per share	(0.04)	(0.09)	(0.05)	(0.10)

1999:
Revenues	$103,000	$1,025,100	$1,629,500	$2,100,900
Gross profit	103,000	561,700	806,600	1,478,100
Loss before tax provision	(1,024,800)	(1,426,000)	(1,067,900)	(3,565,600)
Net loss	(1,025,600)	(1,426,000)	(1,067,900)	(1,428,000)
Loss per share	(0.12)	(0.16)	(0.12)	(0.16)

    Quarterly loss per share may not add up to annual loss per share because of rounding and shares issued or repurchases during the year.

    15. Subsequent Events

    The Company signed a Letter of Intent to acquire Dart Machine Ltd. (DART), headquartered in Oldcastle, Ontario, Canada, which is a privately owned manufacturer of powertrain components.

    The Company entered into a License Agreement in 1994 with Dana Corporation (Dana) (See Note 9). On July 21, 1998, Dana terminated the License Agreement. On September 9, 1998, the Company filed an action alleging that Dana breached the License Agreement. On April 6, 1999, the Company filed a patent infringement action against Dana, alleging that Dana infringed upon the Company's patented Gerodisc technology. On December 5, 2000, the United States District Court for the Eastern District of Michigan entered an Order granting Dana's motion for summary judgment and dismissing the Company's patent infringement action. The Company continues to explore its legal options with respect to the patent infringement action and remains committed to seek recovery related to the breach of contract action, which remains pending and is set for trial in early January 2001.

    On October 20, 2000, the Company settled an action with a former employee who alleged improper commercialization of his ideas. The settlement requires a series of payments and, accordingly, was accrued by the Company on September 30, 2000.

    During the first quarter of fiscal 2001, the Company sold 347,826 shares of its common stock in two separate transactions to a director of the Company. Net proceeds after expenses totaled approximately $395,000.