Form 10QSB
period 2000-12-31
MCLAREN PERFORMANCE TECHNOLOGIES INC
filed 2001-02-14
CIK 789547

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

Commission File No. 0-16176

McLAREN PERFORMANCE TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	84-1016459
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

32233 West Eight Mile Road, Livonia, Michigan	48152
(Address of principal executive offices)	(Zip Code)

(248) 477-6240

(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

There were 10,236,343 shares of the Registrant's common stock outstanding as of December 31, 2000.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

INDEX

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Unaudited Balance Sheet as of December 31, 2000	1

Consolidated Condensed Unaudited Statements of Operations for the three month periods ended December 31, 2000 and 1999	2

Consolidated Condensed Unaudited Statements of Cash Flows for the three month periods ended December 31, 2000 and 1999	3

Notes to Consolidated Condensed Unaudited Financial Statements	4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	5

PART II. OTHER INFORMATION AND SIGNATURES

Signatures	6

McLAREN PERFORMANCE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED UNAUDITED BALANCE SHEET AS OF DECEMBER 31, 2000

Assets

Current Assets:
Cash and cash equivalents	165,702
Available for sale securities	38,072
Accounts receivable, net of allowance
for doubtful accounts of $15,000	2,549,525
Prepaid expenses and other	483,644

Total Current Assets	3,236,943

Property and Equipment, at cost
net of accumulated depreciation
and amortization	4,386,784

Intangible Assets, net of accumulated
amortization of $69,078 and $27,783 at
September 30, 2000 and 1999, respectively	761,098

Total Other Assets	761,098

Total Assets	8,384,825

Liabilities and Stockholders' Equity

Current Liabilities:
Line of credit payable	500,000
Accounts payable	1,593,681
Customer deposits	88,476
Payroll and related	93,967
Accrued liabilities	209,395
Current portion of notes payable	1,138,681

Total Current Liabilities	3,624,200

Notes payable—Net of current portion	2,471,030

Total Liabilities	6,095,230

Stockholders' Equity:
Preferred Stock, $ .001 Par Value
Authorized - 10,000,000 Shares
No Shares Issued or Outstanding	—
Common Stock, $.00001 Par Value
Authorized - 20,000,000 Shares
Issued and Outstanding - 9,088,517 Shares in 1999 and 10,236,343 Shares in 2000	102
Additional Paid-In Capital	15,302,296
Accumulated Deficit	(12,912,623)
Less: Treasury Stock at Cost	(81,907)
Accumulated Comprehensive Loss	(18,273)

Total Stockholders' Equity	2,289,595

Total Liabilities and Stockholders' Equity	8,384,825

See Accompanying Notes to Consolidated Condensed Unaudited Financial Statements.

McLAREN PERFORMANCE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDING DECEMBER 31, 2000 AND 1999

	2000	1999

Revenues:
License and Royalties	140,275	163,176
Contract and Other Services	2,849,802	2,660,628

Total Revenues	2,990,077	2,823,804

Cost of Revenues	1,861,855	1,724,948

Gross Profit	1,128,222	1,098,856

Operating Expenses:
Research and Development	56,343	335,328
Litigation and Settlement	179,996	146,777
Selling, General and Administrative	880,439	931,416

	1,116,778	1,413,521

Income (Loss) from Operations	11,444	(314,665)

Other Income (Expense)
Interest Income	1,703	6,552
Interest Expense	(89,269)	(84,043)
Other	16,916	13,659

	(70,650)	(63,832)

Income (Loss) Before Provision
for Income Taxes	(59,206)	(378,497)

Provision (Credit) for Income Taxes	—	—

Net Income (Loss)	(59,206)	(378,497)

Basic Earnings (Loss) Per Share	(0.01)	(0.04)

Weighted Average Number of Common Shares
Outstanding	10,083,452	9,088,517

Comprehensive Income (Loss):

Net Income (Loss)	(59,206)	(378,497)
Unrealized Loss on Marketable Securities	6,744	(2,415)

Comprehensive Income (Loss)	(52,462)	(380,912)

See Accompanying Notes to Consolidated Condensed Unaudited Financial Statements

McLAREN PERFORMANCE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDING DECEMBER 31, 2000 AND 1999

	2000	1999

Cash Flows from Operating Activities:
Net Income (Loss)	(59,206)	(378,497)
Adjustments to reconcile Net Income (Loss) to
Net Cash used in operating activities:
Depreciation and Amortization	164,315	147,287
Loss (Gain) on Disposal of Equipment	(2,336)	—
Changes in Operating Assets and
Liabilities:
Accounts Receivable	195,161	(802,429)
Prepaid Expenses and Other	23,631	(151,415)
Accounts Payable	203,246	448,364
Customer Deposits	(294,314)	100,020
Payroll and Related	(164,162)	30,305
Accrued Liabilities	(61,544)	(58,098)

Net Cash (Used) in Operating Activities	4,791	(664,463)

Cash Flows from Investing Activities:
Purchases of Marketable Securities	(438)	(416)
Additions to Property and Equipment	(197,597)	(187,495)
Proceeds from Disposal of Equipment	81,730	—
Additions to Intangible Assets	(52,516)	—

Net Cash used in Investing Activities	(168,821)	(187,911)

Net Cash from Financing Activities:
Borrowing under Line of Credit	450,000	809,000
Repayments under Line of Credit	(480,000)	(400,000)
Borrowing under Notes Payable	—	75,000
Repayments of Loan Payable	(487,038)	(79,359)
Proceeds from Issuance of Common Stock	391,400	—

Net Cash Provided by Financing Activities	(125,638)	404,641

Net (Decrease) in Cash and Cash Equivalents	(289,668)	(447,733)

Cash and Cash Equivalents at Beginning
of Period	455,369	739,395

Cash and Cash Equivalents at End
of Period	165,701	291,662

Unrealized Gain (Loss) on Marketable Securities	6,744	(2,415)

See Accompanying Notes to Consolidated Condensed Unaudited Financial Statements.

McLAREN PERFORMANCE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS

Net Income (Loss) Per Share

Net income (loss) per share is based on the weighted average number of common equivalent shares outstanding. Common stock equivalents were not considered in the calculation, as their effect would be antidilutive.

Income Tax

The Company did not provide for federal income taxes due to net operating loss carryforwards.

Equity Transactions

During the first quarter of  fiscal 2001, the Company sold 347,826 of its shares to a director of the Company. Net proceeds after expenses totaled $391,400.

Subsequent Events

On February 13, 2001 the Company's McLaren Engines, Inc. subsidiary renewed its line of credit with a bank. The terms remained essentially unchanged.

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

THREE MONTHS ENDED DECEMBER 31, 2000 VERSUS THREE MONTHS ENDED DECEMBER 31, 1999

          The Company experienced a net loss of $59,206 for the three months ended December 31, 2000, compared to a net loss of $378,497 for the three months ended December 31, 1999. The primary reason for the improvement in performance was a significant decrease in the cost of operation of the Company's Santa Barbara, California facility, from $335,328 for the three months ended December 31, 1999 to $56,343 for the three months ended December 31, 2000 (this expense is classified as "Research and Development" in the Company's financial statements). This is reflective of the move of the McLaren Traction operation to the Company's Livonia, Michigan location. The Company's Selling, General and Administrative expenses declined this quarter from the same period last year, from $931,416 for the three months ended December 31, 1999 to $880,439 for the three months ended December 31, 2000.

          Revenues of the Company increased slightly during the quarter to $2,990,077 from the corresponding period ending December 31, 1999 when revenues were $2,823,804. This occurred despite a slight decline in revenue from the Company's McLaren Traction division due to production slowdowns in the month of December.

          Due to trial preparation and the settlement of litigation, litigation costs continued to be a major expense item for the Company in the quarter, increasing to $179,996 in the period compared to $146,777 for the same period in 1999. It is anticipated that these expenses will decrease in future periods.

          It is Management's belief that the improvement exhibited in the first quarter of the 2001 fiscal year is affirmation of the success of improvement strategies in operations that have been implemented by the Company. These yielded significant improvement in the results of fiscal 2000 over fiscal 1999. Management believes that the road to success will require a continuation of this strategy of optimization and improvement and this will continue to be a major focus of the Company. Management will continue to develop the growth of core, profitable business segments to maximize revenue and asset utilization and to pursue expansion in logical and synergistic areas. This growth will be further fueled by acquisition strategies, the first of which will be the planned completion of the Dart acquisition process begun in late 2000.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

          On September 9, 1998, the Company filed an action against Dana Corporation ("Dana") alleging that Dana unlawfully terminated the parties' License Agreement. On April 6, 1999, the Company filed a patent infringement action against Dana alleging that Dana infringed upon the Company's patented GERODISC technology. On December 5, 2000, the United States District Court for the Eastern District of Michigan entered an Order granting Dana's motion for summary judgment and dismissing the Company's patent infringement action. The Company continues to explore its legal options with respect to the patent infringement action. Shortly after entry of the Court's Order, the Company and Dana agreed to a settlement of the Company's breach of contract action.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.

ITEM 5. OTHER INFORMATION. None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) EXHIBITS. The following exhibits are filed herewith electronically:

           EXHIBIT 10.1 Amended Termination and Severance Agreement dated as of January 15, 2001, between the Company and Jacqueline K. Kurtz.

     (b) REPORTS ON FORM 8-K. None.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

McLAREN PERFORMANCE TECHNOLOGIES, INC.

Date: February 14, 2001	/s/ Steven Rossi ______________________________________________ By: Steven Rossi, President

Date: February 14, 2001	/s/ Jacqueline K. Kurtz _____________________________________________ By: Jacqueline K. Kurtz, Chief Financial Officer