Form 10QSB
period 2001-03-31
MCLAREN PERFORMANCE TECHNOLOGIES INC
filed 2001-05-15
CIK 789547

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _________


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


-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

There were 10,236,343 shares of the Registrant's common stock outstanding as of December 31, 2000.

Transitional Small Business Disclosure Format (Check one):  Yes [_]  No  [X]

INDEX

                                                                           Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Condensed Unaudited Balance Sheet as of               1
         March 31, 2001

         Consolidated Condensed Unaudited Statements of Operations          2
         for the three month and six month periods ended March 31, 2001 and 2000

         Consolidated Condensed Unaudited Statements of Cash Flows          3
         for the six month periods ended March 31, 2001 and 2000

         Notes to Consolidated Condensed Unaudited Financial                4
         Statements

Item 2.  Management's Discussion and Analysis of Financial                  5
         Condition and Results of Operations

PART II.  OTHER INFORMATION AND SIGNATURES

         Signatures                                                         7

                     McLAREN PERFORMANCE TECHNOLOGIES, INC.
      CONSOLIDATED CONDENSED UNAUDITED BALANCE SHEET AS OF MARCH 31, 2001


ASSETS

  CURRENT ASSETS:
    CASH AND CASH EQUIVALENTS                             $    680,353
    AVAILABLE FOR SALE SECURITIES                               44,346
    ACCOUNTS RECEIVABLE, NET OF                              2,721,436
    ALLOWANCE FOR DOUBTFUL ACCOUNTS
    OF $15,000

    PREPAID EXPENSES AND OTHER                                 454,774
                                                          ------------
       TOTAL CURRENT ASSETS                                  3,900,909

  PROPERTY AND EQUIPMENT, AT COST
    NET OF ACCUMULATED DEPRECIATION
    AND AMORTIZATION                                         4,479,781

  INTANGIBLE ASSETS, NET OF ACCUMULATED
    AMORTIZATION OF $88,878                                    829,459
                                                          ------------

        TOTAL ASSETS                                      $  9,210,149
                                                          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
    LINE OF CREDIT PAYABLE                                $    467,000
    ACCOUNTS PAYABLE                                         2,474,005
    CUSTOMER DEPOSITS                                           16,850
    PAYROLL AND RELATED                                        222,796
    ACCRUED LIABILITIES                                        145,134
    CURRENT PORTION OF NOTES PAYABLE                         1,116,007
                                                          ------------
      TOTAL CURRENT LIABILITIES                              4,441,792

  NOTES PAYABLE--NET OF CURRENT PORTION                      2,368,438

      TOTAL LIABLITIES                                       6,810,230

  STOCKHOLDERS' EQUITY:
    PREFERRED STOCK, $ .001 PAR VALUE
         AUTHORIZED - 10,000,000 SHARES
         NO SHARES ISSUES OR OUTSTANDING
    COMMON STOCK, .00001 PAR VALUE
         AUTHORIZED - 20,000,000 SHARES
         ISSUED AND OUTSTANDING -
         10,536,343 SHARES                                         105
    ADDITIONAL PAID-IN CAPITAL                              15,602,293
    ACCUMULATED DEFICIT                                    (13,108,132)
    LESS:  TREASURY STOCK AT COST                              (81,906)
    ACCUMULATED COMPREHENSIVE LOSS                             (12,441)
                                                          ------------
        TOTAL STOCKHOLDERS' EQUITY                           2,399,919
                                                          ------------

        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                            $  9,210,149
                                                          ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED C0NDENSED
UNAUDITED FINANCIAL STATEMENTS.

                     McLAREN PERFORMANCE TECHNOLOGIES, INC.
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDING MARCH 31, 2001 AND 2000

                                            FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                    MARCH 31                        MARCH 31
                                              2001            2000            2001             2000
                                           ------------    ------------    ------------    ------------
REVENUES:
    LICENSE AND ROYALITIES                 $    136,210    $    200,742    $    276,485    $    363,918
    CONTRACT AND OTHER SERVICES               3,118,557       2,977,580       5,968,359       5,638,208
                                           ------------    ------------    ------------    ------------
        TOTAL REVENUES
                                              3,254,767       3,178,322       6,244,844       6,002,126

    COST OF REVENUES                          2,333,209       2,251,613       4,195,064       3,976,561
                                           ------------    ------------    ------------    ------------
           GROSS PROFIT                         921,558         926,709       2,049,780       2,025,565

OPERATING EXPENSES:
    RESEARCH AND DEVELOPMENT                     64,503         306,418         120,846         641,746
    LITGATION & SETTLEMENT                       76,820         158,540         256,816         305,317
    SELLING, GENERAL AND ADMINISTRATIVE         895,918       1,166,927       1,776,357       2,098,343
                                           ------------    ------------    ------------    ------------
                                              1,037,241       1,631,885       2,154,019       3,045,406
                                           ------------    ------------    ------------    ------------

INCOME(LOSS) FROM OPERATIONS                   (115,683)       (705,176)       (104,239)     (1,019,841)

OTHER INCOME(EXPENSE)
    INTEREST INCOME                                   7             807           1,710           7,359
    INTEREST EXPENSE                            (94,480)        (98,577)       (183,749)       (182,620)
    OTHER                                        14,648          13,949          31,564          27,608
                                           ------------    ------------    ------------    ------------
                                                (79,825)        (83,821)       (150,475)       (147,653)
                                           ------------    ------------    ------------    ------------
    INCOME(LOSS) BEFORE PROVISION FOR
      FOR INCOME TAXES                         (195,508)       (788,997)       (254,714)     (1,167,494)

PROVISION(CREDIT) FOR INCOME TAXES                 --              --              --              --
                                           ------------    ------------    ------------    ------------

NET LOSS                                   $   (195,508)   $   (788,997)   $   (254,714)   $ (1,167,494)
                                           ============    ============    ============    ============

BASIC EARNINGS (LOSS) PER SHARE            $      (0.02)   $      (0.09)   $      (0.02)   $      (0.13)
                                           ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
      OUTSTANDING                            10,296,343       9,163,242      10,188,612       9,125,675
                                           ============    ============    ============    ============

COMPREHENSIVE INCOME (LOSS):

    NET INCOME (LOSS)                      $   (195,508)   $   (788,997)   $   (254,714)   $ (1,167,494)
    UNREALIZED GAIN (LOSS) ON
    MARKETABLE SECURITIES                        12,576          (2,415)          5,832          (4,885)
                                           ------------    ------------    ------------    ------------

    COMPREHENSIVE INCOME (LOSS)            $   (182,932)   $   (791,412)   $   (248,882)   $ (1,172,379)
                                           ============    ============    ============    ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED C0NDENSED UNAUDITED
FINANCIAL STATEMENTS.

                     McLAREN PERFORMANCE TECHNOLOGIES, INC.
            CONSOLIDATED CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDING MARCH 31, 2001 AND 2000

                                                            2001           2000
                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    NET INCOME(LOSS)                                     $  (254,714)   $(1,167,494)
    ADJUSTMENTS TO RECONCILE NET INCOME(LOSS) TO
      NET CASH USED IN OPERATING ACTIVITIES:
        DEPRECIATION AND AMORTIZATION                        334,794        321,500
        GAIN ON DISPOSAL OF EQUIPMENT                         (2,336)          --
        COMPENSATION AND OTHER EXPENSES
           RELATED TO ISSUANCE OF STOCK & OPTIONS                            19,000
        CHANGES IN OPERATING ASSETS AND
          LIABILITIES:
            ACCOUNTS RECEIVABLE                               23,250       (429,218)
            PREPAID EXPENSES AND OTHER                        52,502       (100,733)
            ACCOUNTS PAYABLE                               1,083,570        728,727
            CUSTOMER DEPOSITS                               (365,940)        13,367
            PAYROLL AND RELATED                              (35,332)        73,181
            ACCRUED LIABILITIES                             (125,806)         9,905
                                                         -----------    -----------

NET CASH FROM (USED) IN OPERATING ACTIVITIES                 709,988       (531,765)

CASH FLOWS FROM INVESTING ACTIVITIES:
    PURCHASES OF MARKETABLE SECURITIES                          (880)          (415)
    ADDITIONS TO PROPERTY AND EQUIPMENT                     (467,174)      (547,598)
    PROCEEDS FROM DISPOSAL OF EQUIPMENT                       97,730           --
    ADDITIONS TO INTANGIBLE ASSETS                          (130,777)          --
                                                         -----------    -----------

NET CASH USED IN INVESTING ACTIVITIES                       (501,101)      (548,013)

NET CASH FROM FINANCING ACTIVITIES:
    BORROWING UNDER LINE OF CREDIT                           967,000      1,164,000
    REPAYMENTS UNDER LINE OF CREDIT                       (1,030,000)      (750,000)
    BORROWING UNDER NOTES PAYABLE                             52,500        419,950
    REPAYMENTS OF LOAN PAYABLE                              (664,804)      (265,305)
    PROCEEDS FROM ISSUANCE OF COMMON STOCK                   691,400        765,853
                                                         -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                     16,096      1,334,498
                                                         -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                    224,983        254,720

    CASH AND CASH EQUIVALENTS AT BEGINNING
       OF PERIOD                                             455,369        739,395
                                                         -----------    -----------

    CASH AND CASH EQUIVALENTS AT END
       OF PERIOD                                         $   680,352    $   994,115
                                                         ===========    ===========

NON CASH TRANSACTIONS

       UNREALIZED GAIN (LOSS) ON MARKETABLE SECURITIES   $    12,576    $    (5,884)
                                                         ===========    ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED C0NDENSED UNAUDITED FINANCIAL
STATEMENTS.

                     MCLAREN PERFORMANCE TECHNOLOGIES, INC.
         NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS

PRESENTATION

         The financial statements included herein have been prepared by McLaren Performance Technologies, Inc.(the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make these financial statements not misleading; however, it is suggested that these financial statements and the accompanying financial statements be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000. The financial data for the interim period may not necessarily be indicative of results to be expected for the year.

         In the opinion of the Company, these unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of McLaren Performance Technologies, Inc. as of March 31, 2001 and the results of the Company's operations and its cash flow for the three and six months then ended.


NET INCOME (LOSS) PER SHARE

         Net income (loss) per share is based on the weighted average number of common and common equivalent shares outstanding. Common stock equivalents were not considered in this calculation, as their effect would be antidilutive.


INCOME TAX

         The Company did not provide for federal income taxes due to net operating loss carry forwards.


EQUITY TRANSACTIONS

         During March 2001, the company sold 300,000 shares of its common stock to a director. Proceeds totaled $300,000.


LITIGATION SETTLEMENTS

         During the second fiscal quarter, the Company settled a breach of contract lawsuit over one of its licensing agreements. The proceeds were recorded as a reduction of selling, general and administrative expenses.


SUBSEQUENT EVENTS

         On April 11, 2001, McLaren Performance Products, Inc., an Ontario corporation ("MPP"), which is wholly owned subsidiary of McLaren Performance Technologies, Inc. (the "Company"), acquired all of the issued and outstanding shares of 503129 Ontario Inc., an Ontario corporation ("Holding Company"), and thereby acquired control of Holding Company's wholly owned subsidiary, Dart Machine Ltd., an Ontario corporation ("Dart"), in exchange for: (a) 641,021 shares of the Company's common stock, valued at CAN$500,000 as of the close of trading on April 10, 2001, (b) CAN$2,000,000 of subordinated debt to the shareholders of the Holding Company, and (c) CAN$3,750,000 in cash. In order to finance the acquisition, MPP borrowed CAN$2,840,000 from Bank One Canada.

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

SIX MONTHS ENDED MARCH 31, 2001 VERSUS SIX MONTHS ENDED MARCH 31, 2000

         The Company reduced its net loss to $254,714 for the six months ended March 31, 2001 compared to a net loss of $1,167,494 for the six months ended March 31, 2000 --an improvement of 78.1%. For the three months ended March 31, 2001 the net loss was reduced to $195,508 from $788,997 for the same period last year--an improvement of 75.2%.

         Revenue grew to $6,244,844 for the first six months of 2001, compared to $6,002,126 for the first six months of 2000, for a gain of 4.0%. For the three months ended March 31, 2001 revenues rose to $3,254,767 from $3,178,322 compared to last year -- up 2.4%.

         Management believes that the healthy improvement in both the second quarter of the 2001 fiscal year and the first six months ending March 31, 2001 demonstrate that the Company's ongoing optimization efforts are not only effective, but are creating positive business momentum. Furthermore, legal expenditures have been significantly reduced, and management has systematically reduced operating expenses while revenues have grown -- despite a downturn in the industry, and despite a decline in royalty license revenue resulting from production slowdowns.

         Such one-time expenditures as that used to create a dedicated facility to serve Ford Motor Company's Racing and Advanced Powertrain groups are investments that may translate into additional growth opportunities. The consolidation of the activities in the Santa Barbara, CA facility with those of the Livonia, MI operations facility yielded improved results as well.

         Management believes it has created a solid foundation from which to move the Company toward a position of positive cash flow. Along with such successes as the acquisition of Dart Machine, Ltd., subsequently redesignated McLaren Performance Products, Management looks to further grow revenue and maximize asset utilization. Synergistic opportunities are being explored, particularly in machining and manufacturing, and further acquisition strategies are being analyzed. Management also looks to accelerate the McLaren Performance Technologies business model by putting its powerful McLaren Performance brand to work through possible licensing and strategic alliance strategies.

         The Company also renewed its line of credit on February 13, 2001 with terms that have remained essentially unchanged.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         The Company entered into a License Agreement in 1994 with Dana Corporation. On July 21,

1998, Dana terminated the License Agreement. On September 9, 1998, the Company filed in the District Court for the Eastern District of Michigan an action alleging that Dana breached the License Agreement. On April 6, 1999, the Company filed a patent infringement action against Dana.In its complaint, the Company alleged that Dana infringed upon the Company'spatented Gerodisc system, United States Patent No. 5,888,163 (the "`163 patent"), and the Company sought damages and declaratory and injunctive relief. In response to the patent infringement action, Dana filed a counterclaim in which it alleged that the `163 patent is invalid, unenforceable, and not infringed upon by Dana. Dana's counterclaim was a declaratory judgment action in which no money damages were sought. The patent infringement action and the breach of contract action were consolidated for purposes of discovery and trial. The breach of contract portion of the case has been settled. The patent infringement action is pending on appeal.

ITEM 2.  CHANGES IN SECURITIES.  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5.  OTHER INFORMATION.  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) EXHIBITS.  The following exhibits are filed herewith electronically:

         EXHIBIT 3.1 Amended and Restated Certificate of Incorporation (Exhibit
3.1 to the Company's Form 10-KSB as filed with the SEC on December 29, 2000).

         EXHIBIT 3.2 Bylaws (Exhibit 3.2 of the Company's Form 10-KSB as filed with the SEC on December 29, 2000).

         EXHIBIT 10.1 Stock Purchase Agreement dated as of April 11, 2001, between the Company, McLaren Performance Products, Inc., 503129 Ontario Inc., Judith St. Denis, Gary St. Denis, Don St. Denis, Gary Custer, Cheryl Custer, Carrie Cocca, and Kelly Sartor (Exhibit 10.1 to the Company's Form 8-K as filed with the SEC on April 26, 2001).

         EXHIBIT 10.2 Subscription Agreement dated March 14, 2001 between Hayden
H. Harris, as trustee for the Hayden H. Harris Living Trust Date March 6, 1998 and the Company

     (b) REPORTS ON FORM 8-K. The Company filed a Form 8-K on April 26, 2001, in which it reported that on April 11, 2001, McLaren Performance Products, Inc., an Ontario corporation ("MPP"), which is a wholly owned subsidiary of the Company, acquired all of the issued and outstanding capital stock of 503129 Ontario Inc., an Ontario corporation ("Holding Company"), and thereby acquired control of Holding Company's wholly owned subsidiary, Dart Machine Ltd., an Ontario corporation.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     McLAREN PERFORMANCE TECHNOLOGIES, INC.



Date:  May 15, 2001                  /s/ Steven Rossi
                                     -------------------------------------------
                                     By: Steven Rossi, President



Date:  May 15, 2001                  /s/ Chris J. Panzl
                                     -------------------------------------------
                                     By: Chris J. Panzl, Chief Financial Officer