Form 10QSB
period 2001-06-30
MCLAREN PERFORMANCE TECHNOLOGIES INC
filed 2001-08-14
CIK 789547

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.    Yes [ ]  No  [ ]

There were 10,974,321 shares of the Registrant's common stock outstanding as of June 30, 2001.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No  [X]

                    McLAREN PERFORMANCE TECHNOLOGIES, INC.
                                  FORM 10-QSB

                                     INDEX

                                                                        Page
Part I.  Financial Information

Item 1.  Financial Statements
         Consolidated Condensed Unaudited Balance Sheet as of
         June 30, 2001

         Consolidated Condensed Unaudited Statement of Operations for the three and nine month periods ended June 30, 2001 and 2000

         Consolidated Condensed Unaudited Statements of Cash Flows for the nine month periods ended June 30, 2001 and 2000

         Notes to Consolidated Condensed Unaudited Financial Statements

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Part II. Other Information and Signatures

         Signatures

                                    PART I.

ITEM 1.  FINANCIAL STATEMENTS.

MCLAREN PERFORMANCE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED UNAUDITED  BALANCE SHEET
AS OF JUNE 30, 2001

ASSETS
  CURRENT ASSETS:
    CASH AND CASH EQUIVALENTS                           $                 806,154
    ACCOUNTS RECEIVABLE, NET OF ALLOWANCE
       FOR DOUBTFUL ACCOUNTS OF $15,000                                 3,120,756
    INVENTORIES                                                           448,308
    PREPAID EXPENSES AND OTHER                                            378,128
                                                          -----------------------
       TOTAL CURRENT ASSETS                                             4,753,346


  PROPERTY AND EQUIPMENT, AT COST
    NET OF ACCUMULATED DEPRECIATION
    AND AMORTIZATION                                                    8,384,578

  INTANGIBLE ASSETS, NET OF ACCUMULATED
    AMORTIZATION                                                        1,984,074
                                                          -----------------------

        TOTAL ASSETS                                    $              15,121,998
                                                          =======================


LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
    LINE OF CREDIT PAYABLE                              $               1,202,740
    ACCOUNTS PAYABLE                                                    2,242,057
    CUSTOMER DEPOSITS                                                      16,850
    PAYROLL AND RELATED                                                   179,809
    ACCRUED LIABILITIES                                                   244,752
    CURRENT PORTION OF NOTES PAYABLE                                    1,947,911
                                                          -----------------------
      TOTAL CURRENT LIABILITIES                                         5,834,119

  NOTES PAYABLE--NET OF CURRENT PORTION                                 5,805,861

  DEFERRED TAXES                                                          791,449

      TOTAL LIABLITIES                                                 12,431,429


  STOCKHOLDERS' EQUITY:
    PREFERRED STOCK, $ .001 PAR VALUE
      AUTHORIZED - 10,000,000 SHARES
        NO SHARES ISSUES OR OUTSTANDING                                         -
    COMMON STOCK,  .00001 PAR VALUE
      AUTHORIZED - 20,000,000 SHARES
      ISSUED AND OUTSTANDING - 10,974,321 SHARES                              110
    ADDITIONAL PAID-IN CAPITAL                                         15,926,788
    ACCUMULATED DEFICIT                                               (13,169,757)
    LESS:  TREASURY STOCK AT COST                                         (81,907)
    ACCUMULATED COMPREHENSIVE GAIN                                         15,335
                                                          -----------------------
        TOTAL STOCKHOLDERS' EQUITY                                      2,690,569
                                                          -----------------------

        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                          $              15,121,998
                                                          =======================

SEE ACCOMPANYING NOTES TO CONSOLIDATED C0NDENSED UNAUDITED FINANCIAL STATEMENTS.

MCLAREN PERFORMANCE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED UNAUDITED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE  MONTH PERIODS ENDED JUNE 30,  2001 AND 2000


                                                        FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                                  JUNE 30                          JUNE 30

                                                                2001           2000              2001            2000

REVENUES:
    LICENSE AND ROYALITIES                             $     126,091   $    188,087     $     402,576   $     552,005
    SALES                                                  4,026,505      2,421,609         9,994,864       8,059,817
                                                        ------------    -----------      ------------    ------------
        TOTAL REVENUES                                     4,152,596      2,609,696        10,397,440       8,611,822

    COST OF REVENUES                                       2,934,147      1,686,624         7,129,211       5,663,185
                                                        ------------    -----------      ------------    ------------
           GROSS PROFIT                                    1,218,449        923,072         3,268,229       2,948,637

OPERATING EXPENSES:
    RESEARCH AND DEVELOPMENT                                  49,298        277,434           170,144         919,180
    LITIGATION & SETTLEMENT                                   19,776        217,294           276,592         522,611
    SELLING, GENERAL AND ADMINISTRATIVE                    1,058,927        875,350         2,835,284       2,973,693
                                                        ------------    -----------      ------------    ------------
                                                           1,128,001      1,370,078         3,282,020       4,415,484
                                                        ------------    -----------      ------------    ------------

INCOME(LOSS) FROM OPERATIONS                                  90,448       (447,006)          (13,791)     (1,466,847)

OTHER INCOME(EXPENSE)
    INTEREST INCOME                                            1,910          1,679             3,620           9,453
    INTEREST EXPENSE                                        (167,163)       (99,126)         (350,912)       (281,746)
    OTHER                                                     13,179          5,169            44,743          32,362
                                                        ------------    -----------      ------------    ------------
                                                            (152,074)       (92,278)         (302,549)       (239,931)
                                                        ------------    -----------      ------------    ------------

    INCOME(LOSS) BEFORE PROVISION
      FOR INCOME TAXES                                       (61,626)      (539,284)         (316,340)     (1,706,778)

PROVISION(CREDIT) FOR INCOME TAXES                                 -              -                 -               -
                                                        ------------    -----------      ------------    ------------

NET LOSS                                               $     (61,626)  $   (539,284)    $    (316,340)  $  (1,706,778)
                                                        ============    ===========      ============    ============



BASIC EARNINGS (LOSS) PER SHARE                        $       (0.01)  $      (0.05)    $       (0.03)  $       (0.18)
                                                        ============    ===========      ============    ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                                 10,921,400      9,818,200        10,432,900       9,355,700
                                                        ============    ===========      ============    ============




COMPREHENSIVE INCOME (LOSS):

    NET INCOME (LOSS)                                  $     (61,626)  $   (539,284)    $    (316,340)  $  (1,706,778)
 FOREIGN CURRENCY TRANSLATION  ADJUSTMENT                     15,352                           15,352
UNREALIZED LOSS ON MARKETABLE SECURITIES                      12,441         (9,522)           25,017         (14,406)
                                                        ------------    -----------      ------------    ------------

    COMPREHENSIVE INCOME (LOSS)                        $     (33,833)  $   (548,806)    $    (275,971)  $  (1,721,184)
                                                        ============    ===========      ============    ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED C0NDENSED UNAUDITED FINANCIAL STATEMENTS.

MCLAREN PERFORMANCE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND 2000


                                                                                          2001                    2000

CASH FLOWS FROM OPERATING ACTIVITIES:
    NET LOSS                                                            $                (316,340)      $        (1,076,778)
    ADJUSTMENTS TO RECONCILE NET INCOME(LOSS) TO
      NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES:
        DEPRECIATION AND AMORTIZATION                                                     586,025                   486,466
        LOSS (GAIN) ON DISPOSAL OF EQUIPMENT                                              (17,677)                   17,741
        LOSS ON SALE OF SECURITIES                                                         15,992
        DECREASE IN DEFERRED TAXES                                                        (56,606)
        COMPENSATION AND OTHER EXPENSES
           RELATED TO ISSUANCE OF STOCK & OPTIONS                                                                    19,000
        CHANGES IN OPERATING ASSETS AND
          LIABILITIES:
            ACCOUNTS RECEIVABLE                                                           384,891                  (407,793)
            INVENTORY                                                                     276,988                   (72,417)
            PREPAID EXPENSES AND OTHER                                                     73,918                  (706,588)
            ACCOUNTS PAYABLE                                                              547,477                   253,482
            CUSTOMER DEPOSITS                                                            (365,940)                   54,103
            PAYROLL AND RELATED                                                          (127,798)                  292,130
            ACCRUED LIABILITIES                                                           (40,673)                  360,573
                                                                          -------------------------------------------------

NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES                                       960,257                (1,410,081)

CASH FLOWS FROM INVESTING ACTIVITIES:
    PURCHASES OF MARKETABLE SECURITIES                                                       (880)                   (1,260)
    SALES OF MARKETABLE SECURITIES                                                         40,795
    ADDITIONS TO PROPERTY AND EQUIPMENT                                                  (716,842)                 (566,213)
    PROCEEDS FROM DISPOSAL OF EQUIPMENT                                                   204,030                    10,500
     CASH PAID FOR ACQUISITION, NET OF CASH ACQUIRED                                   (1,989,049)
    ADDITIONS TO INTANGIBLE ASSETS                                                       (221,861)                        -
                                                                          -------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                                  (2,683,807)                 (556,973)

NET CASH FROM FINANCING ACTIVITIES:
    BORROWING UNDER LINE OF CREDIT                                                      1,888,854                 1,264,000
    REPAYMENTS UNDER LINE OF CREDIT                                                    (1,345,578)               (1,500,000)
    BORROWING UNDER NOTES PAYABLE                                                       2,309,496                   919,950
    REPAYMENTS OF LOAN PAYABLE                                                         (1,469,837)                 (391,486)
    PROCEEDS FROM ISSUANCE OF COMMON STOCK                                                691,400                 1,566,139
                                                                          -------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                               2,074,335                 1,858,603
                                                                          -------------------------------------------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                               350,785                  (108,451)

    CASH AND CASH EQUIVALENTS AT BEGINNING
       OF PERIOD                                                                          455,369                   739,395
                                                                          -------------------------------------------------

    CASH AND CASH EQUIVALENTS AT END
       OF PERIOD                                                        $                 806,154       $           630,944
                                                                          =================================================


SEE ACCOMPANYING NOTES TO CONSOLIDATED C0NDENSED UNAUDITED FINANCIAL STATEMENTS.

                    MCLAREN PERFORMANCE TECHNOLOGIES,  INC.
         NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS

PRESENTATION

     The financial statements included herein have been prepared by McLaren Performance Technologies, Inc.(the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make these financial statements not misleading; however, it is suggested that these financial statements and the accompanying Notes to the financial statements be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000. The financial data for the interim period may not necessarily be indicative of results to be expected for the year.

     In the opinion of the Company, these unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of McLaren Performance Technologies, Inc. as of June 30, 2001 and the results of the Company's operations and its cash flows for the three and/or nine months then ended.


NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is based on the weighted average number of common and common equivalent shares outstanding. Common stock equivalents were not considered in this calculation, as their effect would be antidilutive.


INCOME TAX

     The Company did not provide for federal income taxes due to net operating loss carry forwards.

ACQUISITIONS

     On April 11, 2001, McLaren Performance Products, Inc., an Ontario corporation ("MPP"), which is wholly owned subsidiary of McLaren Performance Technologies, Inc. (the "Company"), acquired all of the issued and outstanding shares of 503129 Ontario Inc., an Ontario corporation ("503129"), and thereby acquired control of 503129's wholly owned subsidiary, Dart Machine Ltd., an Ontario corporation ("Dart"), in exchange for: (a) 437,978 shares of the Company's common stock, valued at CAN$500,000 as of the close of trading on April 10, 2001, (b) CAN$2,000,000 of subordinated debt to the shareholders of the 503129, and (c) CAN$3,750,000 in cash. In order to finance the acquisition, MPP borrowed CAN$3,760,000 from Bank One Canada. Immediately after the purchase, MPP paid off CAN$830,000 of existing debt of the 503129 and Dart.

     The acquisition was accounted for under the purchase method of accounting. The excess of the purchase price, including related expenses, over the fair value of the assets acquired, has been assigned to goodwill and is being amortized on a straight line basis. Results of the operations of 503129 are included in the consolidated financial statements subsequent to April 11, 2001.

     Unaudited pro forma results of operations for the nine months ended June 30, 2001, assuming the transaction took place on October 1, 2000, are as follows:

     Net revenues                       $  13,001,191
     Loss from continuing operations         (105,341)
     Net loss                                (105,341)
     Net loss per common share                  (0.01)

     The pro forma results are not necessarily indicative of the actual results if the transactions had been in effect for the entire nine months. In addition, they are not intended to be a projection of future results and do not reflect, among any synergies that might have been achieved from combined operations.

SUBSEQUENT EVENTS

     On August 1, 2001 the Company entered into a stock option agreement with EMM Capital Management, L.L.C. The agreement calls for an equity infusion of up to $1,750,000 and the addition of one of the fund's executives to the Company's board of directors.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     The following should be read in conjunction with the Company's Annual Report on Form 10-KSB and the attached consolidated condensed financial statements and notes of the Company.

FORWARD-LOOKING STATEMENTS

  Statements included in this Report that do not relate to present or historical conditions are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Reform Act"). Such forward-looking statements involve a number of known and unknown risks and uncertainties. While these statements represent the Company's current judgment on the future direction of the business, such risks and uncertainties could cause actual results, performance, achievements and/or industry results, to differ materially from those suggested herein. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Forward-looking statements in this Report may include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources. All forward-looking statements in this Report are intended to be made pursuant to the Safe Harbor provisions of the 1995 Reform Act. Factors that could cause results to differ materially from those projected in the forward-looking statements include: market conditions, variability of quarterly operations, dependence on management, competition, and the bureaucratic nature of the automobile industry.

THE THREE & NINE MONTHS ENDED JUNE 30, 2001 VERSUS THREE AND NINE MONTHS ENDED JUNE 30, 2000

     The company showed a comprehensive loss of $33,833 for the three months ended June 30,2001, compared to a comprehensive loss of $548,806 for the three months ended June 30, 2000. This is a reduction in excess of 90% from the prior period.

     For the nine months ended June 30,2001 the company showed a comprehensive loss of $275,971, compared to $1,721,184 for the same period ended June 30, 2000.

     The improvement in performance was primarily the result of two factors:
(i) the integration of the recently acquired McLaren Performance Products operations. This division increased overall sales by $951,331 from the date of its acquisition of 503129 Ontario, Inc. ("Holding Company"), an Ontario corporation, and Dart Machine Limited ("Dart"), an Ontario corporation, and contributed to operating income; and (ii) Management's cost cutting efforts, which decreased operating expenses by $1,133,464, an approximately 25% reduction from the same period last year. Decreased litigation costs were a significant factor in this reduction.

     Revenues of the company's subsidiary, McLaren Engines, increased by 26% in this quarter over the prior year's quarter ended June 30, 2000. Revenues of McLaren Performance Technologies for the same quarter, even without the revenue associated with the acquisition of Holding Company and Dart, increased by 22%, despite an overall decline in the automotive sector. This increase was attributable in part to the Company's new operating facility dedicated to vehicle design/build, and an increase in the volume of our current customer base business, as well as several new business relationships. The company's traction division revenue was down slightly due to a decrease in related vehicle sales.

     For the three months ended June 30, 2001, gross margins were reduced significantly due to the valuation of Dart's inventory at fair market value at the date of the acquisition of Holding Company and Dart. This valuation eliminated approximately CAN$252,000 of profit typically associated with the sale of those goods.

Significant events:

     On April 11, 2001, McLaren Performance Products, Inc., an Ontario Corporation ("MPP"), which is wholly owned subsidiary of McLaren Performance Technologies, Inc. (the "Company"), acquired all of the issued and outstanding shares of Holding Company, and thereby acquired control of holding company's wholly owned subsidiary, Dart, in exchange for: (a) 437,978 shares of the Company's common stock, valued at CAN$500,000; (b) CAN$2,000,000 of subordinated debt to the shareholders of the Holding Company; and (c) CAN$3,750,000 in cash. In order to finance the acquisition MPP borrowed CAN $3,760,000 from Bank One Canada.

Subsequent Events:

     On August 1, 2001 the company entered into a Stock Option Agreement with EMM Capital Management, L.L.C. ("EMM"). The agreement calls for an equity infusion by EMM of up to $1,750,000 and the addition of one of the fund's executives to the McLaren Performance Technologies Board of Directors.

As of the date of this filing EMM has funded $700,000 of this equity.

     Please note that the Company filed a current report on Form 8-K on August 9, 2001, addressing NASDAQ's notification of the possible delisting of the Company's common stock therefrom.

          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.  None

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

                                     McLAREN PERFORMANCE TECHNOLOGIES, INC.

Date:  August 14, 2001
                                     /s/ Chris J. Panzl
                                     --------------------------------------
                                     Chris J. Panzl, Chief Financial Officer