Form 10QSB/A
period 2001-06-30
MCLAREN PERFORMANCE TECHNOLOGIES INC
filed 2001-12-11
CIK 789547

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-QSB/A

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

The registrant hereby amends its Quarterly Report on Form 10-QSB for the period ended June 30, 2001 to reflect certain changes made to the financial statements. This Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB, or modify or update those disclosures affected by subsequent events.


                    McLAREN PERFORMANCE TECHNOLOGIES, INC.
                                 FORM 10-QSB/A

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

     Unaudited pro forma results of operations for the nine months ended June 30, 2001, assuming the transaction took place on October 1, 2000, are as follows:

     Net revenues                       $  13,001,000
     Loss from continuing operations         (565,000)
     Net loss                                (565,000)
     Net loss per common share                  (0.05)

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

                                     McLAREN PERFORMANCE TECHNOLOGIES, INC.

Date:  December 11, 2001

                                 /s/ Chris J. Panzl
                                     --------------------------------------
                                     Chris J. Panzl, Chief Financial Officer