Form 10KSB40
period 2001-09-30
MCLAREN PERFORMANCE TECHNOLOGIES INC
filed 2001-12-27
CIK 789547

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  Form 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                 For the fiscal year ended September 30, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             For the transition period from ________ to __________

                        Commission file number  0-16176

                    McLAREN PERFORMANCE TECHNOLOGIES, INC.
                    --------------------------------------
                (Name of small business issuer in its charter)

          Delaware                                    84-1016459
          --------                                    ----------
(State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

              32233 West Eight Mile Road, Livonia, Michigan 48152
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

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

     Yes     X       No ____
         --------

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the most recent fiscal year were $14,444,540.

As of December 17, 2001, 11,941,532 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the shares held by non-affiliates was approximately $4,562,000.

Documents incorporated by reference:

                                                                      Part and Item Number of Form 10-KSB into
Document                                                              which Incorporated
--------                                                              ------------------
McLaren Performance Technologies, Inc. Notice of Annual Meeting
of Shareholders and Proxy Statement for the Annual Meeting of
Shareholders to be held February 20, 2002                             Part III, Items 9, 10, 11, and 12

Transitional Small Business Disclosure Format (Check One:)            Yes __   No   X
                                                                                  ------

PART I

ITEM 1. DESCRIPTION OF BUSINESS

     McLaren Performance Technologies, Inc. (the "Company" or "McLaren") was incorporated as a Delaware corporation on January 28, 1986, as "Capital Equity Resources, Inc." On September 19, 1986, the name of the Company was changed to "ASHA Corporation." On January 7, 1999, ASHA Corporation acquired McLaren Engines, Inc., a privately held Delaware corporation incorporated in 1969. On April 28, 1999, the name of the Company was changed to "McLaren Automotive Group, Inc." The business was subsequently reorganized in September, 1999, into two operating divisions, McLaren Traction Technologies (the former ASHA activities) and McLaren Engines (collectively, the "Divisions"). On April 18, 2000, the name of the Company was changed to "McLaren Performance Technologies, Inc."

     Prior to the acquisition of McLaren Engines, ASHA was principally involved in the business of engineering research and development focused primarily on developing and licensing new technologies to the vehicle industry. The Company's major product had been the licensing of technology for Gerodisc, a proprietary, automatic, hydro-mechanical control device designed to improve vehicle traction and handling. During 1999 and 2000, the Company continued the development of Gerodisc, resulting in the refinement of TwinDisc Traction Control Technology and the Electronically Controlled Gerodisc and Twindisc Technologies.

     In February, 2001, the Company announced that it had consolidated its Santa-Barbara, California-based traction business unit and had transferred its patented Gerodisc(TM) traction control technology business, as well as related research and development, to its Livonia, Michigan headquarters. The relocation further optimized the efficiency of the traction unit by bringing it in closer proximity to Detroit-based original equipment customers, and reduced operating overhead by creating synergy with the headquarters' operation. Also in 2001, the Jeep Grand Cherokee application of the Gerodisc(TM) technology (QuadraDrive) was supplemented by the arrival of GM's Pontiac Aztek and Buick Rendezvous applications through the MagnaSteyr license (VersaTrak).

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

     McLaren Engines further expanded its capabilities in October, 2000 by creating a dedicated Vehicle Development Center to better serve its Ford Racing and Advanced Powertrain customers. The Center includes design, development, fabrication and vehicle assembly capabilities to build complete prototypes and concept vehicles.

     On April 11, 2001, the Company's newly formed wholly owned subsidiary McLaren Performance Products, Inc., an Ontario corporation, acquired all the issued and outstanding capital stock of 503129 Ontario Inc., an Ontario corporation ("Holding Company"), and thereby acquired control of Holding Company's wholly owned subsidiary, Dart Machine Ltd., an Ontario corporation. Dart Machine, Ltd. is a specialty manufacturer of precision powertrain components for original equipment applications and the automotive aftermarket. Dart Machine, Ltd. is based in Oldcastle, Ontario, Canada.

     With the acquisition of control of Dart Machine, Ltd., the Company has further positioned itself with prototype-to-production capability. The added manufacturing capacity will allow McLaren Performance Products to expand into the branded consumer product category of the automotive performance aftermarket -- a $25 billion industry with growth rates consistently in excess of the original equipment sector.

     McLaren Performance Products machines cylinder heads, engines blocks and differential carrier housings for customers such as General Motors (Powertrain, Service Parts Operations and Racing), DaimlerChrysler (MOPAR products group), Ford Motor Company (Racing), and Getrag Gears. Furthermore, it fully assembles and tests completed cylinder heads.

     Products and services produced by all the divisions of the Company are marketed principally to vehicle OEMs and suppliers. The Company's offerings are believed to be unique in the market in that a wide range of services are offered which relate specifically to powertrain/driveline technologies. Historically, these services have been developed by customers internally. Therefore, there are a limited number of outside resources available to provide these services. In the rapidly growing market, these internal resources have proved inadequate to satisfy industry demand; thus, the full spectrum of capabilities provided by the Company enables the Company to provide complete, turnkey solutions to its customers.

     The primary competition of McLaren Traction Technologies comes from the research and development activity by suppliers of full axle systems. While most of these companies have competing technologies, in testing by OEM vehicle manufacturers, the Gerodisc system has generally been superior when ultimate traction and smooth operation were the primary test criteria. However, the Company is at a significant disadvantage in that it is not the end manufacturer and supplier of systems and therefore must depend upon technology licensees to sell and develop potential applications with OEMs. In addition, electronic traction control systems based on anti-lock braking systems within the basic vehicle platform architecture have become an additional competitive force. The Company is currently evaluating strategies for overcoming this disadvantage, which includes potential internal manufacturing.

     Because of the diversity of services offered by McLaren Engines, the Division operates in several different market segments. While there are many competitors in these segments, McLaren Engines is well positioned and many of these competitors are also customers of the Division. With regard to the few other broad-based competitors, McLaren Engines has a competitive advantage in that it serves as a supplier to multiple customers and the Division is not perceived as a specific dedicated supplier to a single OEM. Historically, McLaren Engine's chief competitive disadvantage has been a lack of focus on marketing. The Company has taken steps, particularly in the last half of 2000 and through 2001, to expand industry recognition and has sought to reach potential customers through increased exposure in trade press.

     In January, 2001, Steven Rossi joined the Company as President and CEO. With 25 years of automotive industry experience, Mr. Rossi has significantly raised the visibility and awareness of the Company and has begun to leverage the potential of the brand. An internal communications and public relations activity was established. On February 1, 2001, Chris Panzl joined the Company as the Chief Financial Officer. On May 15, 2001 Richard ("Rick") Gorski joined the Company as Vice President of Sales. In July, 2001, the Company retained Lambert, Edwards & Associates, specialists in micro-cap companies, to direct the Company's investor relations activities.

     Given the nature of its business, the Company has minimal material requirements and does not rely significantly on any particular suppliers.

     In 2001, business with General Motors Corporation accounted for approximately 51% of all Company revenue and business with Ford Motor Company accounted for approximately 21% of all Company revenue. All of this business was generated by the McLaren Engines Division. No other customer exceeded 10% of all Company revenue.

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

     In 2001, the Company spent approximately $215,000 on research and development, compared to approximately $1,060,000 in 2000.

     As of September 30, 2001, the Company employed 138 full time employees; 92 of these employees work in the Livonia, Michigan facility, 1 in Santa Barbara, California and 45 in Oldcastle, Ontario, Canada.

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

     The Company also owns a manufacturing facility in Oldcastle, Ontario, Canada, from which McLaren Performance Products operates. The building is approximately 55,000 square feet including office space and is in good condition.

ITEM 3. LEGAL PROCEEDINGS

     The Company entered into a License Agreement in 1994 with Dana Corporation ("Dana"). On July 21, 1998, Dana terminated the License Agreement. On September 9, 1998, the Company filed an action alleging that Dana breached the License Agreement. On April 6, 1999, the Company filed a patent infringement action against Dana, alleging that Dana infringed upon the Company's patented GERODISC technology. On December 5, 2000, the United States District Court for the Eastern District of Michigan (the "District Court") entered an Order granting Dana's motion for summary judgment and dismissing the Company's patent infringement action. The Company has appealed the District Court's Order to the United States Court of Appeals for the Federal Circuit. The appeal remains pending and will likely be heard in 2002. The Company settled the breach of contract action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended September 30, 2001.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     MARKET INFORMATION. The Company's Common Stock is traded in the over-the-counter market, and is listed on the Nasdaq Small-Cap Market under the symbol "MCLN." The Company's Common Stock was listed on the Nasdaq Small-Cap Market under the symbol "ASHA" between June 30, 1997 and April 30, 1999.

     The following table sets forth the high and low closing sales prices for the Company's Common Stock as reported on the Nasdaq Small-Cap Market for the periods indicated.

             QUARTER ENDED             HIGH        LOW
             -------------             ----        ---

             December 31, 1999         $4.000      $2.062
             March 31, 2000            $3.531      $2.312
             June 30, 2000             $2.625      $1.312
             September 30, 2000        $2.500      $1.000
             December 31, 2000         $1.437      $0.468
             March 31, 2001            $1.625      $0.750
             June 30, 2001             $1.100      $0.750
             September 30, 2001        $1.360      $0.620

     HOLDERS OF COMMON STOCK. The approximate number of holders of record of the Company's Common Stock on December 12, 2001, was 2,225. Many shares are registered in the names of brokerage firms or other nominee names. As a result, the Company estimates that it has in excess of 3,484 beneficial owners of its Common Stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     Fiscal year 2001 saw an increase in revenues in the McLaren Engines Division along with a reduction, which was minimal on an overall basis, in McLaren Traction Division revenues. On a consolidated basis, sales increased due to the addition of McLaren Performance Products. Due to the increases in sales and a significant decrease in related expenses, the Company made solid improvements and reduced its loss by 78% as compared to the year ended September 30, 2000.

     Primary contributors to the loss included significant legal costs which have come to a close from a financial expenditure standpoint. If the Company had not incurred these litigation costs, the Company would have shown an operating profit of approximately $82,716 in 2001.

     During 2001, the Company emphasized its marketing efforts and heritage while exploring advanced technologies and new opportunities. Among these new opportunities was the addition of a manufacturing capability through the acquisition of control of Dart Machine, Ltd, in April, 2001. Through Dart Machine, Ltd., the Company has the ability to design and manufacture components.

     The McLaren Engines Division's new Vehicle Development Center, which is primarily dedicated to business with Ford Racing, is already at capacity. The Vehicle Development Center is a contributor to the increase in revenues and has exhibited an increased capability to the Company's customer base.

     In addition, the Company is in active discussions regarding other areas for business expansion, such as participation in derivative and niche vehicle programs, aftermarket parts supply and branding, and acquisitions of companies that will contribute to the vertical integration of the Company.

     On August 1, 2001, the Company entered into a stock option purchase agreement with EMM McLaren Investment Company, L.L.C. ("EMM") pursuant to which the Company granted to EMM the option to acquire up to 1,750,000 shares of the Company's Common Stock at an exercise price of $0.98 per share. The agreement also provides that the Company will issue warrants to EMM. The warrants will grant EMM the right to purchase additional shares of the Company's Common Stock equal to 20% of the sum of the shares acquired upon exercise of the option on or before the option's expiration date. The exercise prices of the warrants will be $1.00 for half the warrant shares and $2.00 for the other half. On August 9, 2001, EMM exercised options to purchase 714,284 shares of the Company's Common Stock pursuant to the agreement. On September 20, 2001, the agreement was amended to, among other things, extend the expiration date for the option from October 1, 2001 to December 3, 2001. The shares and the warrant have not been registered under the Securities Act of 1933, as amended (the "Securities Act"). The Company claims exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder based upon EMM's knowledge, sophistication, investment intent and status as an "accredited investor," as well as the private nature of the transaction.

RESULTS OF OPERATIONS FOR THE YEAR ENDED SEPTEMBER 30, 2001 VERSUS THE YEAR ENDED SEPTEMBER 30, 2000

     During the year ended September 30, 2001, the Company had revenue of approximately $14.4 million as compared to approximately $11.9 million for the year ended September 30, 2000. The revenue by segment was as follows: McLaren Engines 82%, McLaren Performance Products 13%, and McLaren Traction 5%.

     Cost of goods sold for the year ended September 30, 2001 were $10,123,000 compared to $7,575,142 for the prior year ended September 30, 2000. The increase reflects an increase in related sales as compared to the prior year and a change in product mix, such as the McLaren Performance Products' machining operation.

     Total operating expenses were approximately $4.6 million for the fiscal year ended September 30, 2001, as compared to approximately $6.7 million for the prior fiscal year. The majority of the decrease in expenses is attributable to the reduction in legal expenses related to litigation and research and development of costs related to business operations.

     Research and development costs decreased by approximately $.8 million during fiscal year ended September 30, 2001, as compared to the prior year. This decrease was due primarily to cost reductions in the McLaren Traction Division.

     The Company's selling, general and administrative costs decreased by approximately $200,000 in 2001. Litigation and settlement costs decreased by approximately $1.0 million over the previous year.

     The Company reported an operating loss of $242,000 compared to the operating loss at September 30, 2000 of $2,363,000 an improvement of 90%. This reduction in operating loss has been the major contributor to the positive operating cash flow of the Company for 2001.

     Interest income of approximately $8,700 was lower for the year ended September 30, 2001, as compared to the interest income of approximately $17,000 for the prior year. Interest expense of approximately $535,000 for the latest fiscal year was higher than the $378,000 for the prior year and is attributable to the expansion of McLaren Engine's business and the acquisition of control of Dart Machine, Ltd., offset somewhat by a decrease in monthly interest expense due to the variable rate notes that are indexed to the bank prime rate.

     The Company incurred a net loss of $681,000 in the fiscal year ended September 30, 2001, compared to the prior year's net loss of $2.7 million. Minimal revenue from the McLaren Traction Division, coupled with the expenses associated with its ongoing operations, were significant factors in the Company's loss, as were legal costs associated with ongoing litigation.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2001, the Company had working capital deficit of approximately $994,000 compared to $156,000 on September 30, 2000. The decrease in working capital is due in part to term note balloon payments due in the next 12 months and an increase in payables.

     Operating activities for the year ended September 30, 2001, produced $771,000 of net cash compared to $1,924,000 of cash used in the twelve months ended September 30, 2000. This was an improvement of $2.6 million from the prior year ended September 30, 2000.

     Investing activities for year ended September 30, 2001, used $3,001,000 of cash compared to $763,000 used for the comparable period in 2000. This increase is due in large part to the acquisition of control of Dart Machine, Ltd. and the new operating facility for Vehicle Development Center.

     The Company anticipates that its operating cash requirements will be met by existing operations but that any additional growth may exceed its available cash during the next twelve months. Through a combination of bank borrowings and sale of its common stock, the Company anticipates that it will be able to satisfy its growth capital needs.

ITEM 7.  FINANCIAL STATEMENTS

     The Report of Independent Auditors appears at page F-1 and the Consolidated Financial Statements and Notes to Consolidated Financial Statements appear at pages F-2 through F-24 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No response required.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information required by Item 9 is incorporated by reference from the information set forth under the caption "Election of Directors" in the McLaren Performance Technologies, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held on February 20, 2002 (the "Proxy Statement").

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION                                 LOCATION
------            -----------                                 --------
3.1               Amended and Restated Certificate            Incorporated by reference to Exhibit 3.1 to the Company's
                  of Incorporation                            Annual Report on Form 10-KSB for the fiscal year
                                                              ended September 30, 2000

3.2               Amended and Restated                        Incorporated by reference to Exhibit 3.2 to the
                  Bylaws                                      Company's Annual Report on Form 10-KSB for the fiscal
                                                              year ended September 30, 2000

10.1*             1994 Stock Option Plan                      Incorporated by reference to Exhibit 10.4 to the Company's Annual
                                                              Report on Form 10-K for the fiscal year ended September 30, 1994,
                                                              Commission file number 0-16176.

10.2*             Employment Agreement dated                  Incorporated by reference to Exhibit 10.15 to the Company's
                  as of April 20, 1999, between the           Annual Report on Form 10-KSB for the fiscal year ended
                  Company and Wiley R. McCoy                  September 30, 1999

10.3*             Employment Agreement dated                  Incorporated by reference to Exhibit 10.1 to the Company's
                  as of January 3, 2000, between              Quarterly Report on Form 10-QSB for the quarter ended December 31,
                  the Company and Jacqueline K. Kurtz         1999

10.4*             2000 Stock Option Plan                      Incorporated by reference to Exhibit A to the Company's 2000
                                                              Proxy Statement dated March 21, 2000

10.5              Stock Purchase Agreement dated as of        Incorporated by reference to Exhibit 10.1 to the Company's Quarterly
                  March 15, 2000, between the Company and     Report on Form 10-QSB for the quarter ended March 31, 2000
                  George Karfunkel

10.6              Warrant to Purchase Shares                  Incorporated by reference to Exhibit 10.2 to the Company's
                  of Common Stock dated as                    Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000 of March 15, 2000, between
                  the Company and George Karfunkel

10.7              Registration Rights Agreement               Incorporated by reference to Exhibit 10.3 to the Company's Quarterly
                  dated as of March 15, 2000,                 Report on Form 10-QSB for the quarter ended

                  between the Company and                     March 31, 2000
                  George Karfunkel

10.8              Subscription Agreement                      Incorporated by reference to Exhibit 10.1 to the Company's Quarterly
                  dated as of April 17, 2000,                 Report on Form 10-QSB for the quarter ended June 30, 2000
                  between the Company and
                  Hayden H. Harris, Trustee of
                  the Hayden H. Harris Living
                  Trust Dated March 6, 1998

10.9              Warrant to Purchase Shares                  Incorporated by reference to Exhibit 10.3 to the Company's Quarterly
                  of Common Stock dated as of                 Report on Form 10-QSB for the quarter ended June 30, 2000
                  April 17, 2000, between the
                  Company and Hayden H. Harris,
                  Trustee of the Hayden H. Harris
                  Living Trust Dated March 6, 1998

10.10             Registration Rights Agreement               Incorporated by reference to Exhibit 10.4 to the Company's
                  dated as of April 17, 2000,                 Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 between the Company and
                  Hayden H. Harris, Trustee of
                  the Hayden H. Harris Living
                  Trust Dated March 6, 1998

10.11*            Amendment to Employment                     Incorporated by reference to Exhibit 10.14 to the Company's
                  Agreement dated as of July                  Annual Report on Form 10-KSB for the fiscal year ended
                  24, 2000, between the Company               September 30, 2000
                  and Jacqueline K. Kurtz

10.12             Subscription Agreement dated as             Incorporated by reference to Exhibit 10.15 to the Company's
                  of October 20, 2000, between the            Annual Report on Form 10-KSB for the fiscal year ended
                  Company and Hayden H. Harris, Trustee       September 30, 2000
                  of the Hayden H. Harris Living
                  Trust Dated March 6, 1998

10.13             Settlement Agreement dated as               Incorporated by reference to Exhibit 10.16 to the Company's
                  of November 8, 2000, between                Annual Report on Form 10-KSB for the fiscal year ended
                  the Company and Murat N.                    September 30, 2000
                  Okcuoglu

10.14*            Employment Agreement dated as               Incorporated by reference to Exhibit 10.17 to the
                  of December 1, 2000, between                Company's Annual Report on Form 10-KSB for the fiscal year
                  the Company and Steven Rossi                ended September 30, 2000


10.15             Subscription Agreement dated                Incorporated by reference to Exhibit 10.2 to the Company's
                  March 14, 2001 between the                  Quarterly Report on Form 10-QSB for the quarter ended
                  Company and Hayden H. Harris, as            March 31, 2001
                  trustee or the Hayden H. Harris Living
                  Trust Dated March 6, 1998

10.16             Stock Purchase Agreement dated              Incorporated by reference to Exhibit 10.1 to the Company's
                  as of April 11, 2001, between the           Current Report on Form 8-K as filed with the SEC on
                  Company, McLaren Performance                April 26, 2001
                  Products, Inc., 503129 Ontario


                  Inc., Judith St. Denis, Gary St.
                  Denis, Don St. Denis, Gary Custer,
                  Cheryl Custer, Carrie Cocca, and
                  Kelly Sartor

10.17*            Amended Termination and                     Incorporated by reference to Exhibit 10.1 to the Company's
                  Severance Agreement, dated                  Quarterly Report on Form 10-QSB for the quarter ended
                  January 15, 2001, between                   December 31, 2000
                  the Company and Jacqueline
                  K. Kurtz

10.18             McLaren Stock Option                        Filed herewith electronically
                  Purchase Agreement, dated as
                  of August 1, 2001, between the
                  Company and EMM McLaren
                  Investment Company, L.L.C.

10.19             Letter Agreement, dated as                  Filed herewith electronically
                  of September 28, 2001, between
                  the Company and EMM McLaren
                  Investment Company, L.L.C.

10.20*            Employment Agreement, dated                 Filed herewith electronically
                  as of October 1, 2001, between
                  the Company and Chris Panzl

21                Subsidiaries of the Registrant              Filed herewith electronically


23                Consent of Independent Auditors             Filed herewith electronically

*    Indicates a management contract or compensatory plan or arrangement.

REPORTS ON FORM 8-K

       The Company filed the following four Current Reports on Form 8-K were filed during the last quarter of the period covered by this Report:

          . On August, 9, 2001, the Company filed a Form 8-K in which the Company set out the text of a press release it issued regarding the notification from Nasdaq that the Company had received about the potential delisting of the Company's common stock and the Company's plans to appeal such delisting.

          . On August 14, 2001, the Company filed a Form 8-K/A (which amended the Form 8-K filed on April 26, 2001) in which the Company reported the unaudited proforma financial information and statements relating to the acquisition by the Company's wholly owned subsidiary McLaren Performance Products, Inc., an Ontario corporation, of all the issued and outstanding capital stock of 503129 Ontario Inc., an Ontario corporation ("Holding Company"), and thereby acquired control of Holding Company's wholly owned subsidiary, Dart Machine Ltd., an Ontario corporation.

          . On August 28, 2001, the Company filed a Form 8-K in which the Company set out the text of a press release it issued stating that the Company had met the requirements for continued listing on the Nasdaq SmallCap Market.

          . On September 10, 2001, the Company filed a Form 8-K in which the Company set out the text of a press release it issued stating that Hayden H. Harris was chosen to replace Lawrence Cohen as Chairman of the Company's Board of Directors.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   McLAREN PERFORMANCE TECHNOLOGIES, INC.

                                   /s/ Steven Rossi
                                   ------------------------------------
Dated: December 27, 2001           By: Steven Rossi
                                       President and CEO


                                   /s/ Chris J. Panzl
                                   ------------------------------------
Dated: December 27, 2001           By: Chris J. Panzl
                                       Chief Financial Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                  TITLE                               DATE


/s/ Steven Rossi                                               December 27, 2001
-------------------------
Steven Rossi               President, CEO and Director


/s/ Wiley R. McCoy                                             December 27, 2001
-------------------------
Wiley R. McCoy             Executive Vice President, COO and
                           Director


/s/ Hayden H. Harris                                           December 27, 2001
-------------------------
Hayden H. Harris           Chairman of the Board and Director


/s/ Nicholas P. Bartolini                                      December 27, 2001
-------------------------
Nicholas P. Bartolini      Director


/s/ Lawrence Cohen                                             December 27, 2001
-------------------------
Lawrence Cohen             Director


/s/ David J. Jones                                             December 27, 2001
-------------------------
David D. Jones             Director


/s/ Robert J. Sinclair                                         December 27, 2001
-------------------------
Robert J. Sinclair         Director


/s/ Amherst H. Turner                                          December 27, 2001
-------------------------
Amherst H. Turner          Director

                                 EXHIBIT LIST

EXHIBIT
NUMBER           DESCRIPTION                                   LOCATION
-------          -----------                                   --------
3.1              Amended and Restated Certificate              Incorporated by reference to Exhibit 3.1 to the
                 of Incorporation                              Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000

3.2              Amended and Restated Bylaws                   Incorporated by reference to Exhibit 3.2 to the Company's
                                                               Annual Report on Form 10-KSB for the fiscal year ended
                                                               September 30, 2000

10.1             1994 Stock Option Plan                        Incorporated by reference to Exhibit 10.4 to the Company's
                                                               Annual Report on Form 10-K for the fiscal year ended
                                                               September 30, 1994, Commission file number 0-16176

10.2             Employment Agreement dated as                 Incorporated by reference to Exhibit 10.15 to the
                 of April 20, 1999, between the                Company's Annual Report on Form 10-KSB for the fiscal
                 Company and Wiley R. McCoy                    year ended September 30, 1999

10.3             Employment Agreement dated                    Incorporated by reference to Exhibit 10.1 to the
                 as of January 3, 2000, between                Company's Quarterly Report on Form 10-QSB for the
                 the Company and Jacqueline K. Kurtz           quarter ended December 31, 1999

10.4             2000 Stock Option Plan                        Incorporated by reference to Exhibit A to the Company's
                                                               2000 Proxy Statement dated March 21, 2000

10.5             Stock Purchase Agreement dated                Incorporated by reference to Exhibit 10.1 to the
                 as of March 15, 2000, between                 Company's Quarterly Report on Form 10-QSB for the quarter
                 the Company and George Karfunkel              ended March 31, 2000

10.6             Warrant to Purchase Shares of                 Incorporated by reference to Exhibit 10.2 to the
                 Common Stock dated as of March 15,            Company's Quarterly Report on Form 10-QSB for the quarter
                 2000, between the Company and George          ended March 31, 2000
                 Karfunkel

10.7             Registration Rights Agreement dated as        Incorporated by reference to Exhibit 10.3 to the
                 of March 15, 2000, between the Company        Company's Quarterly Report on Form 10-QSB for the quarter
                 and George Karfunkel                          ended March 31, 2000

10.8             Subscription Agreement dated as of            Incorporated by reference to Exhibit 10.1 to the
                 April 17, 2000, between the Company           Company's Quarterly Report on Form 10-QSB for the quarter
                 and Hayden H. Harris, Trustee of the          ended June 30, 2000
                 Hayden H. Harris Living Trust Dated
                 March 6, 1998

10.9             Warrant to Purchase Shares of Common          Incorporated by reference to Exhibit 10.3 to the
                 Stock dated as of April 17, 2000,             Company's Quarterly Report on Form 10-QSB for the quarter
                 between the Company and Hayden H. Harris,     ended June 30, 2000
                 Trustee of the Hayden H. Harris

                 Living Trust Dated March 6, 1998

10.10            Registration Rights Agreement dated          Incorporated by reference to Exhibit 10.4 to the
                 as of April 17, 2000, between the Company    Company's Quarterly Report on Form 10-QSB for the quarter
                 and Hayden H. Harris, Trustee of the         ended June 30, 2000
                 Hayden H. Harris Living Trust Dated
                 March 6, 1998

10.11            Amendment to Employment Agreement            Incorporated by reference to Exhibit 10.14 to the
                 dated as of July 24, 2000, between the       Company's Annual Report on Form 10-KSB for the fiscal
                 Company and Jacqueline K. Kurtz              year ended September 30, 2000

10.12            Subscription Agreement dated as of           Incorporated by reference to Exhibit 10.15 to the
                 October 20, 2000, between the Company        Company's Annual Report on Form 10-KSB for the fiscal year
                 and Hayden H. Harris, Trustee of the         ended September 30, 2000
                 Hayden H. Harris Living Trust Dated
                 March 6, 1998

10.13            Settlement Agreement dated as of             Incorporated by reference to Exhibit 10.16 to the
                 November 8, 2000, between the Company        Company's Annual Report on Form 10-KSB for the
                 and Murat N. Okcuoglu                        fiscal year ended September 30, 2000

10.14            Employment Agreement dated as of             Incorporated by reference to Exhibit 10.17 to the
                 December 1, 2000, between the Company        Company's Annual Report on Form 10-KSB for the fiscal
                 and Steven Rossi                             year ended September 30, 2000

10.15            Subscription Agreement dated March 14,       Incorporated by reference to Exhibit 10.2 to the
                 2001 between the Company and Hayden H.       Company's Quarterly Report on Form 10-QSB for the quarter
                 Harris, as trustee for the Hayden H.         ended March 31, 2001
                 Harris Living Trust Dated March 6, 1998

10.16            Stock Purchase Agreement dated as of         Incorporated by reference to Exhibit 10.1 to the
                 April 11, 2001, between the Company,         Company's Current Report on Form 8-K as filed with the
                 McLaren Performance Products, Inc., 503129   SEC on April 26, 2001
                 Ontario Inc., Judith St. Denis, Gary St.
                 Denis, Don St. Denis, Gary Custer, Cheryl
                 Custer, Carrie Cocca, and Kelly Sartor

10.17            Amended Termination and Severance            Incorporated by reference to Exhibit 10.1 to the
                 Agreement, dated January 15, 2001,           Company's Quarterly Report on Form 10-QSB for the quarter
                 between the Company and Jacqueline           ended December 31, 2000
                 K. Kurtz

10.18            McLaren Stock Option Purchase Agreement,     Filed herewith electronically
                 dated as of August 1, 2001, between the
                 Company and EMM McLaren

           Investment Company, L.L.C.

10.19      Letter Agreement, dated as of September 28, 2001,       Filed herewith electronically
           between the Company and EMM McLaren Investment
           Company, L.L.C.

10.20      Employment Agreement, dated as of October 1, 2001,      Filed herewith electronically
           between the Company and Chris Panzl

21         Subsidiaries of the Registrant                          Filed herewith electronically

23         Consent of Independent Auditors                         Filed herewith electronically

                          [ERNST & YOUNG LETTERHEAD]

                         Report of Independent Auditors

Board of Directors
McLaren Performance Technologies, Inc.

We have audited the consolidated balance sheets of McLaren Performance Technologies, Inc. as of September 30, 2001 and 2000, and the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McLaren Performance Technologies, Inc. at September 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


/s/ Ernst & Young LLP

Detroit, Michigan
November 28, 2001

                     McLaren Performance Technologies, Inc

                          Consolidated Balance Sheets

                                                                     September 30,
                                                                 2001            2000
                                                           --------------------------------
Assets
Current assets:
   Cash and cash equivalents                                $     273,796      $    455,369
   Available for sale securities                                        -            30,890
   Accounts receivable, net of
     allowance for doubtful accounts of $65,000
     and $15,000, respectively.                                 3,180,649         2,744,686
   Inventories                                                    848,168            27,509
   Prepaid expenses and other                                     284,442           479,767
                                                           --------------------------------
Total current assets                                            4,587,055         3,738,221


Property and equipment, net of accumulated
   depreciation and amortization                                8,053,796         4,422,996

Intangible assets, net of accumulated amortization              2,003,979           718,482
                                                           --------------------------------
                                                            $  14,644,830      $  8,879,699
                                                           ================================
Liabilities and stockholders' equity
Current liabilities:
   Line of credit                                           $     600,000      $    530,000
   Accounts payable                                             2,475,291         1,390,435
   Customer deposits                                               60,000           382,790
   Accrued payroll and related costs                              297,884           258,128
   Other accrued liabilities                                      256,016           270,940
   Current portion of capital lease obligations                   275,336             6,798
   Current portion of long-term debt                            1,616,648         1,054,837
                                                           --------------------------------
Total current liabilities                                       5,581,175         3,893,928
Capital lease obligations, net of current portion                 722,174            23,353
Long-term debt, net of current portion                          4,598,854         3,011,761
Deferred taxes                                                    767,969                 -
                                                           --------------------------------
Total liabilities                                              11,670,172         6,929,042

Stockholders' equity:
   Preferred stock, $.001 par value
     Authorized - 10,000,000 shares
     No shares issued or outstanding
   Common stock, $.00001 par value
     Authorized - 20,000,000 shares
     Issued and outstanding - 11,711,940 shares
       in 2001 and 9,888,517 shares in 2000                           117                99
   Additional paid-in capital                                  16,615,190        14,910,899
   Accumulated deficit                                        (13,534,816)      (12,853,417)
   Less: Treasury stock, 8,500 shares                             (81,907)          (81,907)
   Accumulated comprehensive losses                               (23,926)          (25,017)
                                                           --------------------------------
Total stockholders' equity                                      2,974,658         1,950,657
                                                           --------------------------------
Total liabilities and stockholders' equity                  $  14,644,830      $  8,879,699
                                                           ================================

See accompanying notes.

                    McLaren Performance Technologies, Inc.

         Consolidated Statements of Operations and Comprehensive Loss

                                                    Year ended September 30,
                                                     2001              2000
                                                 -----------------------------
Revenues:
    Service and product revenues                 $13,864,286      $ 11,219,459
    License and royalties                            580,254           694,809
                                                 -----------------------------
Total revenues                                    14,444,540        11,914,268
Cost of revenues                                  10,123,968         7,575,142
                                                 -----------------------------
Gross profit                                       4,320,572         4,339,126

Operating expenses:
    Selling, general and administrative            4,023,129         4,269,025
    Research and development                         214,727         1,060,402
    Litigation and related costs                     325,183         1,372,600
                                                 -----------------------------
                                                   4,563,039         6,702,027
                                                 -----------------------------
Loss from operations                                (242,467)       (2,362,901)

Other income (expense):
    Interest expense                                (535,190)         (377,936)
    Interest income                                    8,748            17,379
    Other                                             53,121            47,660
                                                 -----------------------------
                                                    (473,321)         (312,897)
                                                 -----------------------------
Loss before income taxes                            (715,788)       (2,675,798)
Credit for income taxes                              (34,389)                -
                                                 -----------------------------
Net loss                                         $  (681,399)     $ (2,675,798)
                                                 =============================

Basic and diluted net loss per share             $     (0.06)     $      (0.28)
                                                 =============================

Weighted average number of basic and
 diluted common shares outstanding                10,679,902         9,489,610
                                                 =============================

Comprehensive loss:
    Net loss                                     $  (681,399)     $ (2,675,798)
    Foreign currency translation adjustment          (23,926)                -
    Reclassification of unrealized losses             25,017                 -
    Unrealized loss on available for sale
         securities                                        -           (11,077)
                                                 -----------------------------
    Comprehensive loss                           $  (680,308)     $ (2,686,875)
                                                 =============================

See accompanying notes.

                    McLaren Performance Technologies, Inc.

                     Consolidated Statements of Cash Flows

                                                                     Year ended September 30,
                                                                   2001                   2000
                                                             ---------------------------------------
Cash flows from operating activities
Net loss                                                      $   (681,399)        $    (2,675,798)
Adjustments to reconcile net loss to net cash
       used in operating activities:
             Depreciation and amortization                         845,717                 706,116
             Provision for uncollectible accounts
             receivable                                             50,000                       -
             Non-cash stock compensation                            17,500                 159,498
             (Gain) loss on disposal of equipment                  (20,173)                 20,288
             Loss on sales of available for sale securities         15,992                       -
             Gain on foreign currency translation                  (23,926)                      -
             Decrease in deferred taxes                            (47,639)                      -
             Changes in operating assets and liabilities:
                      Accounts receivable                          280,846                (962,099)
                      Inventories                                 (271,388)                      -
                      Prepaid expenses and other                   224,356                (403,596)
                      Accounts payable                             788,545                 816,987
                      Customer deposits                           (322,790)                236,795
                      Accrued payroll and related costs             (8,158)                 78,490
                      Other accrued liabilities                    (67,000)                 99,281
                                                             -------------------------------------
Net cash provided by (used in) operating activities                780,483              (1,924,038)

Cash flows from investing activities
Additions to property and equipment                               (621,137)               (776,520)
Proceeds from disposal of equipment                                253,190                  14,735
Purchases of available for sale securities                            (880)                 (1,691)
Proceeds from sale of available for sale securities                 40,795                       -
Cash paid for acquisition, net of cash acquired                 (2,682,710)                      -
                                                             -------------------------------------
Net cash used in investing activities                           (3,010,742)               (763,476)

Net cash from financing activities
Net change in line of credit                                       (45,578)                264,000
Proceeds from issuance of common stock                           1,362,309               1,558,896
Borrowings under notes payable                                   2,183,142                 970,359
Repayments under notes payable                                  (1,318,619)               (389,767)
Repayments under capital lease obligations                        (132,568)                      -
                                                             -------------------------------------
Net cash provided by financing activities                        2,048,686               2,403,488
                                                             -------------------------------------
Net (decrease) in cash and cash equivalents                       (181,573)               (284,026)

Cash and cash equivalents at beginning of period                   455,369                 739,395
                                                             -------------------------------------
Cash and cash equivalents at end of period                    $    273,796         $       455,369
                                                             =====================================

Supplemental disclosure of cash flow information:
       Cash paid for interest                                 $    505,000         $       368,000
                                                             =====================================

       Cash paid for income taxes                             $      2,000         $             -
                                                             =====================================

See accompanying notes.

                    McLaren Performance Technologies, Inc.

                Consolidated Statements of Stockholders' Equity

                    Year ended September 30, 2000 and 2001

                                                 Common Stock      Additional                           Accumulated      Total
                                             --------------------    Paid-In     Accumulated  Treasury  Comprehensive Stockholders'
                                              Shares     Amount      Capital        Deficit    Stock        Loss         Equity
                                             --------------------------------------------------------------------------------------
Balance at October 1, 1999                    9,088,517  $    91    $ 13,192,514  ($10,177,619) ($81,907)  $(13,940)   $  2,919,139
Issuance of common stock in
  connection with private placement, net        800,000        8       1,558,887                                          1,558,895
Consultant expense incurred in
  connection with issuance of
     stock options                                                       159,498                                            159,498
Other comprehensive loss for 2000                                                                           (11,077)        (11,077)
Net loss for 2000                                                                   (2,675,798)                          (2,675,798)
                                             --------------------------------------------------------------------------------------
Balance at September 30, 2000                 9,888,517       99      14,910,899   (12,853,417)  (81,907)   (25,017)      1,950,657

Issuance of common stock in
  connection with private placement, net      1,362,112       14       1,362,295                                          1,362,309
Issuance of common stock in
  connection with acquisition, net              437,978        4         324,496                                            324,500
Issuance of common stock in
  connection with employee stock award           23,333                   17,500                                             17,500
Other comprehensive income for 2001                                                                           1,091           1,091
Net loss for 2001                                                                     (681,399)                            (681,399)
                                             --------------------------------------------------------------------------------------
Balance at September 30, 2001                11,711,940  $   117    $ 16,615,190  $(13,534,816) $(81,907)  $(23,926)   $  2,974,658
                                             ======================================================================================

See accompanying notes.

                    McLaren Performance Technologies, Inc.
           Notes to Consolidated Financial Statements - (continued)

  1. The Company

  McLaren Performance Technologies, Inc. (formerly McLaren Automotive Group, Inc.) (the "Company"), is incorporated in the State of Delaware. The Company is principally involved in the automotive industry. The Company performs research and development on a fee for service basis and develops new technologies to be licensed to its customers.

  On April 11 2001, McLaren Performance Products, Inc., an Ontario Corporation ("MPP"), which is a wholly owned subsidiary of the Company, acquired all of the issued and outstanding shares of 503129 Ontario Inc., an Ontario Corporation ("503129"), and thereby acquired control of 503129's wholly owned subsidiary, Dart Machine Ltd. ("Dart") in exchange for: (a) 437,978 shares of the Company's authorized but unissued Common Stock valued at $CAN500,000 at the close of business on April 11, 2001, (b) CAN$2,000,000 of subordinated debt to the shareholders of 503129, and (c) CAN$3,750,000 in cash. In order to finance the acquisition , MPP borrowed CAN$3,760,000 from Bank One Canada. Immediately after the purchase, MPP paid off CAN$830,000 of existing debt of 503129 and Dart. The acquisition was accounted for under the purchase method of accounting. Goodwill of approximately CAN$2,140,000(including acquisition costs of approximately CAN$450,000) resulting from the transaction is being amortized on a straight line basis over twenty years. In addition the Company acquired assets of CAN$8,800,000 and assumed liabilities of CAN$4,360,000.

Results of operations of MPP are included in the consolidated financial statements subsequent to April 11, 2001. Unaudited proforma operating results of the Company, assuming the acquisition had occurred on October 1, 2000, are as follows:

                                                                2001
                                                             (Unaudited)
                                                          ----------------

                       Revenue                               $17,049,000

                       Loss from continuing operations       $  (932,000)
                       Net loss                              $  (932,000)
                       Diluted EPS (loss)                    $      (.09)

                    McLaren Performance Technologies, Inc.
           Notes to Consolidated Financial Statements - (continued)

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated. Certain amounts in prior years have been reclassified to conform to the current year presentations.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains cash balances in highly qualified financial institutions. At various times, such amounts are in excess of insured limits.

Available for Sale Securities

Unrealized gains and losses on available for sale securities are recorded as a component of comprehensive income (loss). As of September 30, 2001, the Company had no available for sale securities. As of September 30, 2000, the market value of the securities was $30,890 and the carrying cost was $55,907.

Fair Value of Financial Instruments

The carrying amounts of certain financial instruments such as cash, available for sale securities, accounts receivable, accounts payable and notes payable approximate their fair values.

Inventories

Inventories are stated at the lower of cost (determined by the first in, first out method) or market.

Inventories include the following:

                                                  September 30,
                                               2001           2000
                                            -------------------------

                  Raw Materials              $231,347        $ 7,550
                  Work in process             591,315         19,959
                  Finished goods               25,506              -
                                            -------------------------

                                             $848,168        $27,509
                                            =========================

                    McLaren Performance Technologies, Inc.
           Notes to Consolidated Financial Statements - (continued)

2. Summary of Significant Accounting Policies - (continued)

Property and Equipment

Property and equipment are stated at cost and include significant expenditures that increase the asset lives. Ordinary maintenance and repairs are charged to operations as incurred. Gains or losses on asset disposals are included in the determination of net income.

Depreciation is computed on straight-line and accelerated methods over estimated useful lives as follows:
          Building and improvements     20 years
          Leasehold improvements         5 years
          Machinery and equipment        5 to 15 years
          Vehicles                       5 years

Property and equipment consisted of the following:


                                                         September 30,
                                                      2001           2000
                                                ----------------------------

          Land                                    $  771,185     $  517,905
          Building and improvements                2,739,989      1,820,517
          Leasehold improvements                     246,593         93,057
          Machinery and equipment                  5,833,586      2,901,941
          Vehicles                                    72,607        398,875
          Construction in process                     77,536         71,217
                                                 ---------------------------
                                                   9,741,496      5,803,512


          Less accumulated depreciation            1,687,700      1,380,516

                                                 ---------------------------
                                                  $8,053,796     $4,422,996
                                                 ===========================

The machinery and equipment classification includes $1,062,393 and $32,450 of items under capital leases as of September 30, 2001 and 2000, respectively. As of September 30, 2001 and 2000, accumulated depreciation of $39,197 and $3,091 was recorded on these assets, respectively.

For the years ended September 30, 2001 and 2000, the Company recorded depreciation expense of $775,259 and $664,911, respectively. This includes for the years ended September 30, 2001 and 2000, depreciation expense of $36,106 and $3,091 on items under capital lease, respectively.

                    McLaren Performance Technologies, Inc.
           Notes to Consolidated Financial Statements - (continued)



2. Summary of Significant Accounting Policies - (continued)

Intangible Assets

Intangibles include the following:

                                                           September 30,
                                                        2001           2000
                                                    -------------------------

                  Trademark                         $  551,802       $551,802
                  Goodwill and other                 1,591,713        235,758
                                                    -------------------------
                                                     2,143,515        787,560
                  Less accumulated amortization        139,536         69,078
                                                    -------------------------
                                                    $2,003,979       $718,482
                                                    =========================

Goodwill represents the excess cost over fair value of net assets acquired. The Company re-evaluates goodwill and other intangibles on undiscounted operating cash flow whenever significant events or changes occur that might indicate impairment of recorded costs.

Intangible assets are being amortized on a straight line basis over a period of 20 years. Amortization expense of $70,458 and $41,205 was recorded for years ended September 30, 2001 and 2000, respectively.


Customer Deposits

Customer deposits represent amounts paid by customers for services yet to be completed by the Company. Deposits are recognized as revenue when the related service is performed.

Revenue Recognition

The Company recognizes revenues from license fees in the period in which the license fees are earned. Service revenues are recognized as the services are performed. The Company recognizes contract revenues over the life of the contract using the percentage of completion method. When estimates indicate a loss, the full amount of the loss is accrued. The Company recognizes revenue from product sales upon shipment and transfer of title under standard commercial terms.

                    McLaren Performance Technologies, Inc.
           Notes to Consolidated Financial Statements - (continued)


2. Summary of Significant Accounting Policies - (continued)

Research and Development

Costs associated with developing and testing new technologies are expensed as incurred.

Stock Options

The Company accounts for stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations.

Earnings per Share

Options to purchase common shares of approximately 1,770,000 and 1,590,000, as of September 30, 2001 and 2000, respectively, were not included in the computation of diluted net earnings (loss) per share because such options would be anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

New Accounting Pronouncements

Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," was issued by the Financial Accounting Board (FASB) in June 2001. SFAS 141 eliminates the pooling-of- interest method of accounting for business combinations except for qualifying business combinations initiated prior to July 1, 2001. In addition, SFAS 141 changes the criteria to recognize intangible assets apart from goodwill. In accordance with the requirements of SFAS 141, the Company adopted the new standard effective July 1, 2001, which had no effect on operating results.

Also in June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets." Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The Company intends to conform to the requirements of the new SFAS upon its required adoption date of October 1, 2002. The Company has not yet determined the impact the SFAS will have on the recorded value of its goodwill.

                    McLaren Performance Technologies, Inc.
           Notes to Consolidated Financial Statements - (continued)

2. Summary of Significant Accounting Policies - (continued)

Significant Customers

During fiscal 2001, revenues from two customers represented 51 percent and 21 percent, respectively, of the Company's total revenues. These revenues were applicable to the McLaren Engines and McLaren Performance Products divisions of the Company. Those customers accounted for 19 percent and 38 percent, respectively, of accounts receivable at September 30, 2001.

During fiscal 2000, revenues derived from two customers represented 62 percent and 19 percent, respectively, of the Company's total revenues. Those customers accounted for 56 percent and 24 percent, respectively, of accounts receivable at September 30, 2000.


Concentration of Labor

Union employees represent approximately 29% of the Company's hourly workforce.

3. Short Term Borrowings

The Company's McLaren Engines, Inc. subsidiary (Engines) maintains a line of credit with a bank. Engines may borrow up to the lesser of $1,400,000 or 80% of the accounts receivable not more than 90 days old. The interest rate is at prime (6.0% at September 30, 2001). This line is secured by accounts receivable at Engines and provides for monthly interest payments with outstanding principal due in February 2002. The Company expects to renew this line of credit through 2003. As of September 30, 2001 and 2000, the outstanding balance on this line of credit totaled $600,000 and $530,000 respectively.

MPP maintains a line of credit with a bank and may borrow up to the lesser of CAN$1,500,000 or 80% of the accounts receivable not more than 90 days old. The interest rate is at Canadian prime plus 0.5% (5.75% at September 30, 2001). This line is secured by accounts receivable at MPP and provides for monthly interest payments with outstanding principal due in 2002. As of September 30, 2001, their were no borrowings on this line of credit.

4. Long-Term Debt

The Company has various notes payables which are summarized as follows:


                                                             September 30,
                                                           2001        2000
                                                       -----------------------

        Note payable to a bank, monthly payments of
        $17,512 including interest at 8.15% through
        January 2004, secured by related buildings.    $1,637,628   $1,709,219

                    McLaren Performance Technologies, Inc.
            Notes to Consolidated Financial Statements-(continued)

4. Long-Term Debt - (continued)

Note payable to a bank, monthly payments of $13,090
including interest at prime plus 0.75%, (effective
rate 6.75% at September 30, 2001) through January 2004,
secured by related equipment.                                342,582     462,008

Note payable to a bank due in December 2001, requiring
monthly payments of $6,418 including interest at 9.5%,
secured by related equipment.                                112,222     167,828

Note payable to a bank, monthly payments of $3,000 plus
interest at prime plus 0.5% (effective rate 6.5% at
September 30, 2001) through July 2004, secured by
related equipment.                                           102,000     138,000

Note payable to a bank, monthly payments of $1,737 plus
interest at prime plus 0.5% (effective rate 6.5% at
September 30, 2001) through May 2004, secured by
related equipment.                                            55,573      76,413

Notes payable to a bank, monthly payments totaling
$1,048 including interest at rates ranging from 8.5%
to 9.0% through March 2004, secured by related
vehicles.  These amounts were paid in full in 2001.                -      37,357

Note payable to a bank due in December 2001, requiring
monthly payments of $1,443 including interest at 8.75%,
secured by related equipment.                                 25,273      39,619

                    McLaren Performance Technologies, Inc.
            Notes to Consolidated Financial Statements-(continued)

4. Long-Term Debt - (continued)

Note payable to a bank due in December 2001, requiring
monthly payments of $1,009 including interest at
8.75%, secured by related equipment.                            26,681    35,951

Note payable to a bank, monthly payments of $1,250 plus
interest at prime plus 0.5% (effective rate 6.5% at
September 30, 2001) through December 2004, secured by
related equipment.                                              48,750    63,750

Note payable to a bank, monthly payments of $1,667 plus
interest at prime plus 0.25% (effective rate 6.25% at
September 30, 2001) through March 2005, secured by
related equipment.                                              70,000    90,000

Note payable to a bank, monthly payments of $3,612
including interest at 9.65% through February 2003,
secured by related vehicles.  These amounts were paid
in full in 2001.                                                     -    96,045

Notes payable to a bank, monthly payments of  $2,642
including interest at prime plus 0.25% (effective rate
6.25% at September 30, 2001) through September of
2006, secured by related equipment.                            153,250         -

Note payable to a bank, monthly payments of $1,315
including interest at 9.6% through September 2003,
secured by related vehicle.  These amounts were paid
in full in 2001.                                                     -    41,000

Note payable to a bank, monthly payments of $882
including interest at 9.5% through September 2005,
secured by related equipment.                                   35,192    42,000

Note payable requiring a $150,000 payment in November
2000 and quarterly payments of $56,250 plus interest
at 5% starting in March 2001 through December 2002.            271,850   567,408

                    McLaren Performance Technologies, Inc.
            Notes to Consolidated Financial Statements-(continued)

4. Long-Term Debt - (continued)


Notes payable to a bank, monthly payments of $23,780
including interest at the Canadian prime rate plus
0.5% (effective rate of 5.75% at September 30, 2001)
through April 2006. Secured by related building and
equipment.                                              1,882,011             -

Subordinated note payable to several individuals,
quarterly payment of $118,003 including interest at
6%.  This note is unsecured.                            1,104,633             -

Notes payable to two individuals without interest
requiring payments through 2005.  These notes are
unsecured.                                                127,064             -

Note payable to a bank requiring payments of $200,000
in 2000 and $250,000 in March 2001 and $50,000 in
October 2001 plus monthly interest payments at prime
plus 1.5%. Secured by substantially all assets of the
Company.  These amounts were paid in full in 2001.              -       500,000

Note payable to a bank due in December 2001 requiring
monthly payments of interest at prime plus 1.5%
(effective rate of 7.5% at September 30, 2001).
Secured by substantially all assets of the Company.       220,793             -
                                                     ---------------------------
Total notes payable                                     6,215,502     4,066,598
Less current portion                                   (1,616,648)   (1,054,837)
                                                     ---------------------------
Total                                                 $ 4,598,854   $ 3,011,761
                                                     ===========================

Future scheduled maturities of notes payable as of September 30, 2001 are as follows:

            Year ending September 30:

                    2002                     $1,616,648
                    2003                      1,120,679
                    2004                      2,253,557
                    2005                        359,868
                    2006                        864,750

                    McLaren Performance Technologies, Inc.
           Notes to  Consolidated Financial Statements - (continued)

5. Capital Lease Obligations

The Company leases certain machinery and equipment under various agreements that expire in 2006. The leases have been accounted for as capital leases for financial reporting purposes. Future minimum lease payments under the leases consist of the following:


Year ending September 30:
   2002                                          $  356,451
   2003                                             356,451
   2004                                             251,525
   2005                                             163,538
   2006                                              44,617
                                                 ----------

Total minimum lease payments                      1,172,582

Less amounts representing interest                  175,072
                                                 ----------
Present value of net minimum lease payments
 (including $275,336 classified as current)      $  997,510
                                                 ==========

6. Income Taxes

Deferred income tax assets or liabilities are computed based on the temporary difference between the financial statement and income tax basis of assets and liabilities using enacted income tax rates. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period.

Differences between the provision for income tax credits and income tax credits at the statutory federal income tax rate are as follows:

                                                     September 30,
                                               2001                 2000
                                        ---------------------------------------


Income tax credit at statutory U.S.
 federal rates                           $(243,368)   (34%)   $(909,771)  (34%)
Tax benefits not recognized due to
 loss carryforwards                        189,733     27%      808,212    30%
Goodwill amortization and other             19,246      1%      101,559     4%
                                         ---------            ----------
                                         $ (34,389)    (6%)   $       -     0%
                                         =========            ==========

                    McLaren Performance Technologies, Inc.
           Notes to  Consolidated Financial Statements - (continued)

6. Income Taxes - (continued)

Under SFAS No. 109, deferred tax assets (liabilities) are recognized for temporary differences that will result in deductible amounts in future periods. The components of the deferred income tax assets (liabilities) are as follows:

                                                            September 30,
                                                         2001           2000
                                                    ----------------------------

             Net operating loss carryforwards        $ 2,979,872    $ 2,978,352
             Capitalized research and development
                  costs for tax purposes                 102,862        102,844
             Loss on investment                        1,440,354      1,440,354
             Property and equipment                   (1,325,925)      (565,580)
             Accrued expenses                            258,849        153,000
             Other                                        78,552          3,830
                                                    ----------------------------
                                                       3,534,564      4,112,800
             Less: Valuation reserve                  (4,302,533)    (4,112,800)
                                                    ----------------------------
             Deferred tax liability                  $  (767,969)   $         -
                                                    ============================

Realization of the net deferred income tax asset is dependent on generating sufficient taxable income during the periods in which temporary differences will reverse. Due to the Company's historical operating losses, a valuation reserve equal to the net deferred income tax asset has been recorded in the United States. As a result of the acquisition in Canada, the Company recorded a deferred liability of approximately $768,000 during 2001 relating to future Canadian income taxes.

The net operating loss carryforwards as of September 30, 2001 for federal tax purposes are approximately $8,883,700 and expire beginning in 2011.

Components of the credit for income taxes are as follows:

                                                          September 30,
                                                        2001        2000
                                                    -------------------------

             Foreign taxes payable (credit):
                Current                               $ 13,250    $      -
                Deferred                               (47,639)          -
                                                    -------------------------
                                                      $(34,389)   $      -
                                                    =========================

                    McLaren Performance Technologies, Inc.
           Notes to Consolidated Financial Statements - (continued)

7. Stock Option Plans

In August 1993, the Company's Board of Directors approved the 1993 Nonqualified Stock Option Plan in which any employee, officer, director or consultant that the Board, in its sole discretion, designates is eligible to participate. At September 30, 2001, no options were outstanding under this plan.

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

On July 1, 1997, the Company's Board of Directors adopted amendments to the 1994 Stock Option Plan to increase the number of options which may be granted under the plan to 1,000,000; to allow the exercise price of options to be paid by means other than cash; and to allow options to be granted with reload provisions. On December 16, 1997, the Company's Board of Directors adopted an additional amendment to increase the number of options which may be granted under the plan to 1,400,000. These amendments were approved by the Company's shareholders on April 3, 1998. On October 28, 1998 and December 29, 1999 the Board of Directors adopted additional amendments to increase the number of options which may be granted under the plan to 1,800,000 and 2,000,000, respectively.

                    McLaren Performance Technologies, Inc.
           Notes to Consolidated Financial Statements - (continued)

7. Stock Option Plans (continued)

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

Under the provision of SFAS No. 123, equity instruments granted to non-employees are excluded from the pro forma disclosure requirements and are recorded as compensation expense at fair market value in the accompanying statements of operations. For the year ended September 30, 2001 and 2000 the company recorded consulting expense of $0 and $159,498, respectively, in connection with stock options granted to non-employees.

A summary of the Company's outstanding stock options and activity follows:

                                                            Year ended September 30,
                                                     2001                              2000
                                                              Weighted                        Weighted
                                            Shares             Average          Shares         Average
                                             Under            Exercise           Under        Exercise
                                            Options             Price           Options         Price
                                      ------------------------------------------------------------------


     Outstanding at beginning
         of year                          1,587,733               $3.89       1,219,670         $4.23
     Granted                                410,000                 .87         436,150          2.25
     Exercised                                    -                   -               -             -
     Forfeited                             (226,421)               3.87         (68,087)         3.74

     Outstanding at end of year           1,771,312                3.13       1,587,733          3.89

     Exercisable at end of year           1,361,312                3.80       1,562,733          3.89

                    McLaren Performance Technologies, Inc.
           Notes to Consolidated Financial Statements - (continued)

7. Stock Option Plans (continued)

The following table summarizes information about stock options outstanding as of September 30, 2001:

                                                Weighted        Weighted
              Exercise                           Average         Average
               Price             Number          Exercise       Remaining
              Average         Outstanding         Price           Life
          -----------------------------------------------------------------
            $3.25-$6.50        1,010,162          $4.328        .97 years
            $.813-$3.00          761,150          $1.531       6.83 years

As permitted by SFAS No. 123, the Company continues to apply the accounting rules of APB 25 governing the recognition of compensation expense from its stock option plans. Had the Company applied the fair value based method of accounting, which is not required, to all grants of stock options, the company would have recorded additional compensation expense and computed proforma net income (loss) and earnings (loss) per share amounts as follows:

                                                  Year ended September 30,
                                              -------------------------------
                                                2001                 2000
                                              -------------------------------


     Additional compensation expense          $  69,954          $    434,158
     Pro forma net loss                        (751,353)           (3,017,613)

     Pro forma loss per share:
         Basic                                $    (.07)         $       (.32)
         Diluted                                   (.07)                 (.32)

These pro forma amounts were determined by estimating the fair value of each option on its grant date using the Black-Scholes option-pricing model. The following assumptions were applied; (i) risk-free interest rates ranging from
2.3 percent to 6.0 percent for all options, (ii) expected lives of 3 to 8 years for all options, (iii) expected volatility of 81 percent for 2001 and 70 percent for 2000 and (iv) no expected dividends. The weighted average grant date fair value of options granted during 2001 approximated $ 0.66.

                    McLaren Performance Technologies, Inc.
           Notes to Consolidated Financial Statements - (continued)


8. Commitments

Lease Commitments

The Company leases building and office space, equipment and vehicles under various operational lease agreements extending through fiscal 2005. The following is a schedule of future minimum rental payments for the next five years:

          Year ending September 30:
           2002                                     $105,619
           2003                                     $105,295
           2004                                     $104,287
           2005                                     $ 79,960

Rental expense of $189,500 and $265,000 was recorded during years ended September 30, 2001 and 2000, respectively.


Employment Contracts

As of September 30, 2001 the Company had employment contracts with two of its officers. These contracts call for monthly payments of $16,667 and $11,667 through December 2002 and April 2003, respectively.

9. Employee Benefit Plans

The Company has a 401(k) Plan under which all eligible employees may contribute up to 15 percent of their compensation. The Company matches contributions up to two percent of the participant's compensation.

During the year ended September 30, 2001 the Company merged its two separate 401(k) plans into one plan. The first of these plans had a 10 percent matching of employee contributions where the employee could contribute annually up to 15 percent of their total compensation. Under the terms of the second plan, the Company would match the employees' contribution up to 2 percent of their total compensation where the employee could contribute up to 18 percent their total compensation.

The Company also maintains a matching RSP plan for its Canadian employees. The Company matches the first $25 of each employee's monthly contributions

The Company's contributions were $74,301 and $56,810 for the years ended September 30, 2001 and 2000, respectively.

                    McLaren Performance Technologies, Inc.
           Notes to Consolidated Financial Statements - (continued)


10. Reportable Segments

McLaren Performance Technologies, Inc. has three reportable segments. As discussed in Note 1, McLaren Engines derives its revenues from designing, developing, fabricating, testing and validating engines and related components for the automotive OEM's. McLaren Traction Technologies derives revenues from license fees and royalties relating to its GERODISC technology, as well as from performing research and development on a fee for service basis. McLaren Performance Products is a specialty manufacturer of automotive powertrain products.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on income or loss from operations before income taxes, and accounts for inter-segment sales as if they were to third parties.

Financial information by reportable segment is as follows:

                                                   Year ended September 30,
                                                    2001              2000
                                               --------------------------------

        Revenues:
            McLaren Traction                   $    644,500       $   786,200
            McLaren Engines                      12,065,100        11,204,700
            McLaren Performance Products          1,850,800                 -
            Intercompany eliminations              (115,900)          (76,600)
                                               ------------------------------
                                               $ 14,444,500       $11,914,300
                                               ==============================

        Interest expense:
            McLaren Traction                   $     60,000       $    36,800
            McLaren Engines                         267,600           275,500
            McLaren Performance Products            177,800                 -
            McLaren Corporate                        29,800            65,600
                                               ------------------------------
                                               $    535,200       $   377,900
                                               ==============================

        Depreciation and amortization:
            McLaren Traction                   $    105,000       $   194,200
            McLaren Engines                         570,000           499,800
            McLaren Performance Products            150,000                 -
            McLaren Corporate                        20,700            12,100
                                               ------------------------------
                                               $    845,700       $   706,100
                                               ==============================

        Income (loss) before income taxes:
            McLaren Traction                   $   (100,100)      $(1,967,300)
            McLaren Engines                         589,800         1,147,400
            McLaren Performance Products           (123,100)                -
            McLaren Corporate                    (1,082,400)       (1,855,900)
                                               ------------------------------
                                               $   (715,800)      $(2,675,800)
                                               ==============================

                    McLaren Performance Technologies, Inc.
           Notes to Consolidated Financial Statements - (continued)

10. Reportable Segments - (continued)


        Segment Assets:
            McLaren Traction                   $    416,100       $   734,900
            McLaren Engines                       7,612,300         8,015,300
            McLaren Performance Products          6,390,100                 -
            McLaren Corporate                       226,300           129,500
                                               ------------------------------
                                               $ 14,644,800       $ 8,879,700
                                               ==============================

        Expenditures for segment assets:
            McLaren Traction                   $          -       $     1,400
            McLaren Engines                         596,700           732,700
            McLaren Performance Products                  -                 -
            McLaren Corporate                        24,500            42,400
                                               ------------------------------
                                               $    621,200       $   776,500
                                               ==============================

11. Selected Quarterly Financial Data (Unaudited)

Quarterly consolidated results of operations are summarized as follows:

                                                           Quarter Ended
                                December 31         March 31            June 30         September 30
                           ---------------------------------------------------------------------------
2001:
  Revenues                         $2,990,100         $3,254,800         $4,152,600         $4,047,000
  Gross profit                      1,128,200            921,600          1,218,400          1,052,400
  Loss before tax provision           (59,200)          (195,500)           (61,600)          (399,500)
  Net loss                            (59,200)          (195,500)           (61,600)          (365,100)
  Loss per share                        (0.01)             (0.02)             (0.01)              (.03)

2000:
  Revenues                         $2,383,800         $3,178,300         $2,609,700         $3,742,500
  Gross profit                      1,098,900            926,700            923,100          1,390,400
  Loss before tax provision          (378,500)          (789,000)          (539,300)          (969,000)
  Net loss                           (378,500)          (789,000)          (539,300)          (969,000)
  Loss per share                        (0.04)             (0.09)             (0.05)             (0.10)

Quarterly loss per share may not add up to annual loss per share because of rounding and shares issued or repurchases during the year.

                    McLaren Performance Technologies, Inc.
           Notes to Consolidated Financial Statements - (continued)

12. Equity Transactions

During fiscal 2001 the Company sold 1,362,112 shares of its common stock in four separate transactions. Net proceeds after issuance costs were approximately $1,400,000. In connection with these sales, the company also issued warrants to the purchasers as follows:

         Shares Under Warrant      Exercise Price       Expiration Date
       ------------------------------------------------------------------
                51,020                $1.00            December 31, 2002
                20,408                 1.00            December 31, 2002
                51,020                 2.00            December 31, 2003
                20,408                 2.00            December 31, 2003

A summary of the Company's outstanding warrants and activity is as follows:

                                          2001                   2000
                                  Warrants    Weighted   Warrants    Weighted
                                   Shares      Average    Shares      Average
                                   Under      Exercise    Under      Exercise
                                  Options       Price    Options       Price
                                 ---------------------------------------------

     Outstanding at beginning
         of year                  350,000      $2.00     143,750       $4.87
     Granted                      142,856       1.50     400,000        2.00
     Exercised                          -          -           -           -
     Forfeited                    200,000       2.00     193,750        4.13
                                 ---------------------------------------------
     Outstanding and
         Exercisable at end of
         year                     292,856      $1.76     350,000       $2.00
                                 =============================================

Stock Incentive Plans

In December 1988, the Board of Directors approved a stock incentive plan. Under this plan 58,824 shares of common stock have been reserved for issuance to participants, defined as any person or firm providing services to the Company. The common stock will be granted at the discretion of the Board of Directors and a cash payment equal to twenty percent of the value of the stock granted will be paid to the participant. Granting of stock under this plan is intended to encourage a continued relationship and services by the participant and to reward creative or noteworthy efforts by the participant.

                    McLaren Performance Technologies, Inc.
           Notes to Consolidated Financial Statements - (continued)

12. Equity Transactions (continued)

The stock is 100 percent forfeitable if the services of the participant are terminated within two years of the grant of stock and 50 percent forfeitable if services are terminated after two years but less than three years from the grant of stock.

A balance of 58,224 shares is available for issuance under this plan at September 30, 2001. No stock has been issued under this plan since fiscal 1990.

Director Stock Compensation Plan

In June 1994, the Company's Board of Directors approved a Director Stock Compensation Plan and has reserved 20,000 shares of the Company's common stock for issuance in exchange for services provided to the Company outside of their regular duties as directors. All members of the Board of Directors will be eligible to receive shares under the plan. A balance of 20,000 shares is available for issuance under this plan at September 30, 2001. No shares have been issued since fiscal 1994.

Stock Grant

In June 2001, the Company granted 23,333 shares of common stock to an executive in connection with an employment agreement. Compensation expense totaling $17,500 and $0 are included in the accompanying statements of operations for the years ended September 30, 2001 and 2000, respectively.

13. Subsequent Events

During the first quarter of fiscal 2002, the Company sold 229,592 shares of its common stock to EMM McLaren, an existing shareholder, in a private placement offering. Net proceeds totaled $225,000.