Form 10QSB
period 2001-12-31
MCLAREN PERFORMANCE TECHNOLOGIES INC
filed 2002-02-14
CIK 789547

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ___________

                           Commission File No. 0-16176

                     McLAREN PERFORMANCE TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Delaware                                  84-1016459
   -------------------------------           ---------------------------------
   (State or other jurisdiction of           (IRS Employer Identification No.)
    incorporation or organization)


      32233 West Eight Mile Road
      Livonia, Michigan                                48152
      ----------------------------------------         -------------------
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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

There were 11,941,532 shares of the Registrant's common stock outstanding as of December 31, 2001.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                     McLAREN PERFORMANCE TECHNOLOGIES, INC.
                                   FORM 10-QSB

                                      INDEX

                                                                            Page

Part I.  Financial Information                                               1

Item 1.  Financial Statements                                                1

         Consolidated Condensed Unaudited Balance Sheet as of
         December 31, 2001                                                   1

         Consolidated Condensed Unaudited Income Statement for the
         three month periods ended December 31, 2001 and 2000                2

         Consolidated Condensed Unaudited Statements of Cash Flow for
         the three month periods ended December 31, 2001 and 2000            3

         Notes to Consolidated Condensed Unaudited Financial Statements      4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 6

Part II. Other Information and Signatures                                    7

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MCLAREN PERFORMANCE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED UNAUDITED  BALANCE SHEET
As of December 31, 2001



Assets

  Current assets:
      Cash and cash equivalents                                    $    210,682
      Accounts receivable, net of allowance for doubtful accounts
         of $65,000                                                   2,949,820
      Inventories                                                       475,155
      Prepaid expenses and other                                        380,922
                                                                   ------------
        Total current assets                                          4,016,579


  Property and equipment, net of accumulated depreciation
    and amortization                                                  7,977,337

  Intangible assets, net of accumulated amortization                  1,963,756
                                                                   ------------

        Total assets                                               $ 13,957,672
                                                                   ============


Liabilities and stockholders' equity

  Current liabilities:
      Line of credit payable                                       $    369,230
      Accounts payable                                                2,588,244
      Customer deposits                                                  60,000
      Accrued payroll and related costs                                 155,573
      Other accrued liabilities                                         242,439
      Current portion of capital lease obligations                      275,233
      Current portion of long term debt                               1,677,495
                                                                   ------------
        Total current liablities                                      5,368,214

  Capital lease obligations, net of current portion                     656,174

  Long-term debt, net of current portion                              4,254,164

  Deferred taxes                                                        761,904
                                                                   ------------

        Total liablities                                             11,040,456


  Stockholders' equity:
      Preferred stock, $.001 par value
         Authorized--10,000,000 shares
         No shares issued or outstanding                                     --
      Common stock, $.00001 par value
          Authorized--20,000,000 shares
          Issued and outstanding 11,941,532 shares                          119
      Additional paid in capital                                     16,838,188
      Accumulated deficit                                           (13,809,062)
      Less:  Treasury stock, 8,500 shares                               (81,907)
      Accumulated comprehensive loss                                    (30,122)
                                                                   ------------
        Total stockholders' equity                                    2,917,216
                                                                   ------------

        Total liabilities and stockholders' equity                 $ 13,957,672
                                                                   ============

See accompanying notes to consolidated condensed unaudited financial statements.

MCLAREN PERFORMANCE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED UNAUDITED STATEMENTS OF OPERATIONS
For the three months ended December 31, 2001 and 2000

                                                           2001             2000
                                                       ------------    ------------
Revenues:
    License and royalties                              $    189,685    $    140,275
    Service and product revenues                          3,854,272       2,849,802
                                                       ------------    ------------
        Total Revenues                                    4,043,957       2,990,077

    Cost of revenues                                      3,112,531       1,861,855
                                                       ------------    ------------
        Gross profit                                        931,426       1,128,222

Operating expenses:
    Research and development                                 52,358          56,343
    Litigation and related costs                              1,443         179,996
    Selling, general and administrative                   1,040,691         880,439
                                                       ------------    ------------
                                                          1,094,492       1,116,778
                                                       ------------    ------------

Income(loss) from operations                               (163,066)         11,444

Other income(expense)
    Interest income                                             704           1,703
    Interest expense                                       (135,096)        (89,269)
    Other                                                    (8,771)         16,916
                                                       ------------    ------------
                                                           (143,163)        (70,650)
                                                       ------------    ------------


Loss before income taxes                                   (306,229)        (59,206)

Credit for income taxes                                     (31,983)             --
                                                       ------------    ------------

        Net loss                                       $   (274,246)   $    (59,206)
                                                       ============    ============



Basic and diluted net loss per share                   $      (0.02)   $      (0.01)
                                                       ============    ============

Weighted average number of basic and diluted common
    shares outstanding                                   11,871,656      10,083,452
                                                       ============    ============




Comprehensive loss:

    Net loss                                           $   (274,246)   $    (59,206)
    Foreign currency translation adjustment                  (6,196)
    Unrealized gain on available for sale securities             --           6,744
                                                       ------------    ------------

    Comprehensive loss                                 $   (280,442)   $    (52,462)
                                                       ============    ============

See accompanying notes to consolidated condensed unaudited financial statements.

MCLAREN PERFORMANCE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS
For the three months ended December 31, 2001 and 2000

                                                           2001         2000
                                                        ---------    ---------
Cashflows from operating activities
    Net loss                                            $(274,246)   $ (59,206)
    Adjustments to reconcile net loss to
      net cash used in operating activities
        Depreciation and amortization                     308,520      164,315
        (Gain) loss on disposal of equipment                   --       (2,336)
         Gain on foreign currency translation              (6,196)
         Decrease in deferred taxes                        (6,065)
         Changes in operating assets and liabilities:
            Accounts receivable                           230,829      195,161
            Inventories                                   373,013       (2,102)
            Prepaid expenses and other                    (96,480)      25,733
            Accounts payable                              112,953      203,246
            Customer deposits                                  --     (294,314)
            Accrued payroll and related costs            (142,311)    (164,162)
            Other accrued liablities                      (13,577)     (61,544)
                                                        ---------    ---------

Net cash provided by operating activities                 486,440        4,791

Cash flows from investing activities:

    Purchases of available for sale securities                 --         (438)
    Additions to property and equipment                  (191,838)    (197,597)
    Proceeds from disposal of equipment                        --       81,730
    Additions to intangible assets                             --      (52,516)
                                                        ---------    ---------

Net cash used in investing activities                    (191,838)    (168,821)

Net cash from financing activities
    Net change in line of credit                         (230,770)     (30,000)
    Proceeds from issuance of common stock                223,000      391,400
    Repayments of notes payable                          (283,843)    (485,136)
    Repayments under capital lease obligations            (66,103)      (1,902)
                                                        ---------    ---------

Net cash used in financing activities                    (357,716)    (125,638)
                                                        ---------    ---------

Net decrease in cash and cash equvalents                  (63,114)    (289,668)

Cash and cash equivalents at beginning of period          273,796      455,369
                                                        ---------    ---------

Cash and cash equivalents at end of period              $ 210,682    $ 165,701
                                                        =========    =========

Unrealized gain on available for sale securities        $      --    $   6,744
                                                        =========    =========

See accompanying notes to consolidated condensed unaudited financial statements.

                     MCLAREN PERFORMANCE TECHNOLOGIES, INC.
         NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS

PRESENTATION

         The financial statements included herein have been prepared by McLaren Performance Technologies, Inc.(the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make these financial statements not misleading; however, it is suggested that these financial statements and the accompanying notes to the financial statements be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001. The financial data for the interim period may not necessarily be indicative of results to be expected for the year.

         In the opinion of the Company, these unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of McLaren Performance Technologies, Inc. as of December 31, 2001 and the results of the Company's operations and its cash flow for the three months then ended.

NET LOSS PER SHARE

         Net loss per share is based on the weighted average number of common and common equivalent shares outstanding. Common stock equivalents were not considered in this calculation, as their effect would be antidilutive.

EQUITY TRANSACTIONS

         During October 2001, the Company sold an additional 229,592 shares of its common stock to EMM McLaren Investment Company, L.L.C., an existing shareholder, in a private placement offering. Proceeds totaled $225,000.

REPORTABLE SEGMENTS

         McLaren Performance Technologies, Inc. has three reportable segments. McLaren Engines derives its revenues from designing, developing, fabricating, testing and validating engines and related components for the automotive OEM's. McLaren Traction Technologies derives revenues from license fees and royalties relating to its GERODISC technology, as well as from performing research and development on a fee for service basis. McLaren Performance Products is a specialty manufacturer of automotive powertrain products.

         The accounting policies of the reportable segments are the same as that of the Company. The Company evaluates performance based on income or loss from operations before income taxes, and accounts for inter-segment sales as if they were to third parties.

Financial information by reportable segment for the three months ended December 31, 2001 and 2000 is as follows:

                                                Three months ended December 31
                                                     2001           2000
                                                 -----------    -----------

            Revenues:
                McLaren Traction                 $   234,685    $   141,213
                McLaren Engines                    3,120,692      2,873,514
                McLaren Performance Products         726,508
                Intercompany eliminations            (37,928)       (24,650)
                                                 -----------    -----------
                                                 $ 4,043,957    $ 2,990,077
                                                 ===========    ===========
            Income (loss) before income taxes:
                McLaren Traction                 $    70,064    $  (222,145)
                McLaren Engines                     (100,403)       422,823
                McLaren Performance Products         (94,026)
                McLaren Corporate                   (181,864)      (259,884)
                                                 -----------    -----------
                                                 $  (306,229)   $   (59,206)
                                                 ===========    ===========


NEW ACCOUNTING PRONOUNCEMENT

         In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets." Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The Company intends to conform to the requirements of the new SFAS upon its required adoption date of October 1, 2002. The Company has not yet determined the impact the SFAS will have on the recorded value of its goodwill

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2001 VERSUS THREE MONTHS ENDED DECEMBER 31, 2000

         The Company experienced a net loss of $274,246 for the three months ended December 31, 2001 compared to a net loss of $59,206 for the three months ended December 31, 2000.

         Revenues of the Company were $4,043,957 for the quarter compared to $2,990,077 for the corresponding period ending December 31, 2000. The increase of approximately 35% was due, in part, to the McLaren Performance Products division and the increase in McLaren Engines sales. However, the increase at McLaren Engines is largely attributable to the sale of component parts to support engine development services, which although constituting an increase in revenue, such revenue has minimal gross margin.

     Cash flow from operations was $486,440 for the period ended December 31, 2001 compared to $4,791 for the same period last year. The significant increase is due, in part, to effective systems in the business operation segment.

     The Company's operational performance was hindered by several factors, including, the general downturn in the automotive segment. Other factors influencing the operational performance of the Company were a lack of Engine Audit testing, which had comprised a substantial portion of the gross profit for the quarter ending December 31, 2000, and a decrease of dynamometer testing in the Engines business unit. These factors are the result of an end of calendar year seasonal influence. By comparison, for the three months ended December 31, 2000, this calendar year end seasonality was offset by an unusually high demand for Engine Audit testing (the validation testing of engines as they come off the assembly line). With budgets replenished for 2002 customers (OEM's) along with the slow turnaround of the economy, management believes that these areas will begin to rebound with new opportunities presenting themselves.

Significant Events

         In October 2001, the Company sold an additional 229,592 shares of its common stock under the terms and conditions of the Stock Option Agreement with EMM McLaren Investment Company, L.L.C. The gross proceeds of the sale were $225,000.

Subsequent Events

     The Company is currently in the process of renewing its operating lines of credit facility, which expired in January 2002. Management anticipates renewing these lines of credit on the same terms and conditions as in the prior agreements.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.  None

ITEM 2.  CHANGES IN SECURITIES.

         On October 25, 2001, EMM McLaren Investment Company, L.L.C. ("EMM") exercised options to purchase 229,592 shares of the Company's Common Stock pursuant to the McLaren Stock Option Agreement dated August 1, 2001. On December 7, 2001, the Company issued a warrant to purchase 43,376 warrant shares exercisable, at $1.00 per share, on or before February 28, 2003 and a warrant to purchase 43,367 warrant shares exercisable, at $2.00 per share, on or before February 27, 2004 to EMM.

         The shares and the warrants issued to EMM have not been registered under the Securities Act of 1933, as amended (the "Securities Act"). The Company claims exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder based upon EMM's knowledge, sophistication, investment intent and status as an "accredited investor," as well as the private nature of the transaction.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         The Company is currently in default of a bank note related to the former Santa Barbara, CA Traction Operations. The total arrearage to date is approximately $375,000. The bank note represents approximately 2.7% of total assets of the Company. The financial institution is unrelated to the existing banking relationship comprising the balance of outstanding debt. The Company is continuing to make monthly interest payments while negotiating the terms and conditions to extend the obligation. The Company is also seeking to obtain new financing agreements with unrelated institutions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5.  OTHER INFORMATION.  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   (a)   EXHIBITS.  None.

   (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.


                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      McLAREN PERFORMANCE TECHNOLOGIES, INC.


Date:  February 14, 2002
                                      /s/ Chris J. Panzl
                                      ------------------------------------------
                                      Chris J. Panzl, Chief Financial Officer