Form 10QSB
period 2002-03-31
MCLAREN PERFORMANCE TECHNOLOGIES INC
filed 2002-05-15
CIK 789547

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ___________

                           Commission File No. 0-16176

                     McLAREN PERFORMANCE TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Delaware                                 84-1016459
----------------------------------------   ---------------------------------
     (State or other jurisdiction of       (IRS Employer Identification No.)
     incorporation or organization)


       32233 West Eight Mile Road
           Livonia, Michigan                              48152
----------------------------------------   ---------------------------------
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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

There were 11,941,532 shares of the Registrant's common stock outstanding as of May 1, 2002.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                     McLAREN PERFORMANCE TECHNOLOGIES, INC.
                                   FORM 10-QSB

                                      INDEX

                                                                            Page

Part I.  Financial Information                                                 1

Item 1.  Financial Statements                                                  1

         Consolidated Condensed Unaudited Balance Sheet as of
         March 31, 2002                                                        1

         Consolidated Condensed Unaudited Statements of Operations
         for the three and sixth months ended March 31, 2002 and 2001          2

         Consolidated Condensed Unaudited Statements of Cash Flows for
         the sixth months ended March 31, 2002 and 2001                        3

         Notes to Consolidated Condensed Unaudited Financial Statements        4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   6

Part II. Other Information                                                     6

Signatures                                                                     8

MCLAREN PERFORMANCE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED UNAUDITED  BALANCE SHEET
As of March 31, 2002



Assets

  Current assets:
      Cash and cash equivalents                                   $ 305,822
      Accounts receivable, net of allowance for doubtful
         accounts of $5,000                                       2,582,657
      Inventories                                                   344,853
      Prepaid expenses and other                                    348,963
                                                               -------------
        Total current assets                                      3,582,295

  Property and equipment, net of accumulated depreciation
    and amortization                                              8,266,362

  Intangible assets, net of accumulated amortization              1,935,282
                                                               -------------

        Total assets                                           $ 13,783,939
                                                               =============

Liabilities and stockholders' equity

  Current liabilities:
      Line of credit payable                                      $ 657,012
      Accounts payable                                            1,872,799
      Customer deposits                                              54,000
      Accrued payroll and related costs                             282,157
      Other accrued liabilities                                     216,263
      Current portion of capital lease obligations                  320,783
      Current portion of long term debt                           5,311,834
                                                               -------------
        Total current liablities                                  8,714,848

  Capital lease obligations, net of current portion                 847,988

  Long-term debt, net of current portion                            899,479

  Deferred taxes                                                    760,085
                                                               -------------

        Total liablities                                         11,222,400

  Stockholders' equity:
      Preferred stock, $.001 par value
         Authorized--10,000,000 shares
         No shares issued or outstanding                                  -
      Common stock, $.00001 par value
          Authorized--20,000,000 shares

          Issued and outstanding 11,941,532 shares                      119
      Additional paid in capital                                 16,838,188
      Accumulated deficit                                       (14,162,902)
      Less:  Treasury stock, 8,500 shares                           (81,907)
      Accumulated comprehensive loss                                (31,959)
                                                               -------------
        Total stockholders' equity                                2,561,539
                                                               -------------

        Total liabilities and stockholders' equity             $ 13,783,939
                                                               =============


See accompanying notes to consolidated condensed unaudited financial statements.

MCLAREN PERFORMANCE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED UNAUDITED STATEMENTS OF OPERATIONS
For the three and six months ended March 31, 2002 and 2001

                                                         For the three months ended     For the six months ended
                                                                  March 31                      March 31
                                                       -----------------------------   ----------------------------
                                                           2002           2001             2002            2001
                                                       -------------   -------------   ------------    ------------
Revenues:
    License and royalties                              $    153,380    $    136,210    $    343,065    $    276,485
    Service and product revenues                          3,443,730       3,118,557       7,298,002       5,968,359
                                                       ------------    ------------    ------------    ------------
        Total Revenues                                    3,597,110       3,254,767       7,641,067       6,244,844

    Cost of revenues                                      2,824,569       2,333,209       5,937,100       4,195,064
                                                       ------------    ------------    ------------    ------------
        Gross profit                                        772,541         921,558       1,703,967       2,049,780

Operating expenses:
    Research and development                                 86,294          64,503         138,652         120,846
    Litigation and related costs                             13,192          76,820          14,635         256,816
    Selling, general and administrative                     956,488         895,918       1,997,179       1,776,357
                                                       ------------    ------------    ------------    ------------
                                                          1,055,974       1,037,241       2,150,466       2,154,019
                                                       ------------    ------------    ------------    ------------

Loss from operations                                       (283,433)       (115,683)       (446,499)       (104,239)

Other income(expense)
    Interest income                                             142               7             846           1,710
    Interest expense                                       (132,569)        (94,480)       (267,665)       (183,749)
    Other                                                    47,764          14,648          38,993          31,564
                                                       ------------    ------------    ------------    ------------
                                                            (84,663)        (79,825)       (227,826)       (150,475)
                                                       ------------    ------------    ------------    ------------

Loss before income taxes                                   (368,096)       (195,508)       (674,325)       (254,714)

Credit for income taxes                                     (14,256)              -         (46,239)              -
                                                       ------------    ------------    ------------    ------------

        Net loss                                       $   (353,840)   $   (195,508)   $   (628,086)   $   (254,714)
                                                       ============    ============    ============    ============

Basic and diluted net loss per share                   $      (0.03)   $      (0.02)   $      (0.05)   $      (0.02)
                                                       ============    ============    ============    ============

Weighted average number of basic and diluted common
    shares outstanding                                   11,941,532      10,296,343      11,906,210      10,188,612
                                                       ============    ============    ============    ============

Comprehensive loss:

    Net loss                                           $   (353,840)   $   (195,508)   $   (628,086)   $   (254,714)
    Foreign currency translation adjustment                  (1,837)              -          (8,033)              -
    Unrealized gain on available for sale securities              -          12,576               -           5,832
                                                       ------------    ------------    ------------    ------------

    Comprehensive loss                                 $   (355,677)   $   (182,932)   $   (636,119)   $   (248,882)
                                                       ============    ============    ============    ============

See accompanying notes to consolidated condensed unaudited financial statements.

MCLAREN PERFORMANCE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS
For the six months ended March 31, 2002 and 2001

                                                              2002          2001
                                                          ------------   -----------
Cashflows from operating activities
    Net loss                                              $  (628,086)   $  (254,714)
    Adjustments to reconcile net loss to
      net cash used in operating activities
        Depreciation and amortization                         587,289        334,794
        Provision for uncollectible accounts receivable       (60,000)             -
        (Gain) loss on disposal of equipment                        -         (2,336)
         Gain on foreign currency translation                  (8,033)             -
         Decrease in deferred taxes                            (7,884)             -
         Changes in operating assets and liabilities:
            Accounts receivable                               657,992         23,250
            Inventories                                       503,315       (119,277)
            Prepaid expenses and other                        (64,521)       171,779
            Accounts payable                                 (602,492)     1,083,570
            Customer deposits                                  (6,000)      (365,940)
            Accrued payroll and related costs                 (15,727)       (35,332)
            Other accrued liablities                          (39,753)      (125,806)
                                                          -----------    -----------

Net cash provided by operating activities                     316,100        709,988

Cash flows from investing activities
    Purchases of available for sale securities                      -           (880)
    Additions to property and equipment                      (392,983)      (467,174)
    Proceeds from disposal of equipment                             -         97,730
    Additions to intangible assets                                  -       (130,777)
                                                          -----------    -----------

Net cash used in investing activities                        (392,983)      (501,101)

Net cash from financing activities
    Net change in line of credit                               57,012        (63,000)
    Proceeds from issuance of common stock                    223,000        691,400
    Borrowings under notes payable                          1,305,000         52,500
    Repayments of notes payable                            (1,309,189)      (661,387)
    Repayments under capital lease obligations               (166,914)        (3,417)
                                                          -----------    -----------

Net cash provided by financing activities                     108,909         16,096
                                                          -----------    -----------

Net decrease in cash and cash equvalents                       32,026        224,983

Cash and cash equivalents at beginning of period              273,796        455,369
                                                          -----------    -----------

Cash and cash equivalents at end of period                $   305,822    $   680,352
                                                          ===========    ===========

Unrealized gain on available for sale securities          $         -    $    12,576
                                                          ===========    ===========

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

     In the opinion of the Company, these unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of McLaren Performance Technologies, Inc. as of March 31, 2002 and the results of the Company's operations and its cash flow for the three months then ended.

NET LOSS PER SHARE

     Net loss per share is based on the weighted average number of common and common equivalent shares outstanding. Common stock equivalents were not considered in this calculation, as their effect would be antidilutive.

EQUITY TRANSACTIONS

     During October 2001, the Company sold 229,592 shares of its common stock to EMM McLaren, an existing shareholder, in a private placement offering. Proceeds totaled $225,000.

NOTES PAYABLE

     The Company has reclassified approximately $3,754,000 of its Bank notes from long term liabilities to short term liabilities because the Company is in non-compliance with covenants on these bank loans. The Company is currently working with the Bank to resolve these non-compliance issues.

DEBT TRANSACTIONS

     During March 2002, the Company issued a $250,000 Subordinated Convertible Promissory Note to Amherst H. Turner, a Director of the Company. This Promissory Note has an interest rate of 2% over prime with monthly payments of interest commencing on May 1, 2002. Monthly payments of principal of $5,208, in addition to the interest payments, commence in March 2003. This Promissory Note is convertible to common stock of the Company at the applicable per share market price at the time of conversion. The Company may convert this Promissory Note at any time any principal is outstanding and notice is given. Mr. Turner may convert this Promissory Note at any time after the first anniversary of its issuance while any principal is outstanding and notice is given.

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

                     MCLAREN PERFORMANCE TECHNOLOGIES, INC.

    NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS CONTINUED


REPORTABLE SEGMENTS - CONTINUED

     The accounting policies of the reportable segments are the same as that of the Company. The Company evaluates performance based on income or loss from operations before income taxes, and accounts for inter-segment sales as if they were to third parties.

     Financial information by reportable segment for the three and six months ended March 31, 2002 and 2001 is as follows:

                                     Three Months Ended                Six Months Ended
                                          March 31,                        March 31,
                                ---------------------------       ---------------------------
                                   2002             2001             2002             2001
                                ----------       ----------       -----------      ----------
Revenues:
     McLaren Traction           $  198,380       $  139,554       $   433,065      $  280,767
     McLaren Engines             2,645,270        3,156,509         5,765,962       6,030,023
     McLaren Performance
         Technologies              790,851              -           1,517,359               -
     Intercompany Eliminations     (37,391)         (41,296)          (75,319)        (65,946)
                                ----------       ----------       -----------      ----------
                                $3,597,110       $3,254,767        $7,641,067      $6,244,844
                                ==========       ==========       ===========      ==========
Income (Loss) Before Taxes:
     McLaren Traction           $   45,281       $  (15,160)      $   115,345      $  (237,305)
     McLaren Engines              (116,179)         153,354          (216,582)         576,177
     McLaren Performance
         Technologies              (68,309)             -            (162,335)             -
     McLaren Corporate            (228,889)        (333,702)         (410,753)        (593,586)
                                ----------       -----------      -----------      -----------
                                $ (368,096)      $ (195,508)      $  (674,325)     $  (254,714)
                                ==========       ==========       ===========      ==========


RELATED PARTY TRANSACTIONS

     During the year, the Company began supplying engines to an Indy Racing League team which is 30% owned by a member of the Company's Board of Directors. The cost of supplying the engines for the three and six months ended March 31, 2002 was approximately $117,000 and $135,000 respectively.

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

THREE AND SIX MONTHS ENDED MARCH 31, 2002 VERSUS THREE AND SIX MONTHS ENDED MARCH 31, 2001

     The Company showed a loss of $353,840 for the three months ended March 31, 2002 compared to a loss of $195,508 for the three months ended March 31, 2001. Revenues were $3,597,110 compared to $3,254,767 for the same period last year. The increase of approximately 11% was due in part to the Performance Products division and the increase in McLaren Engines services. However, the increase at McLaren Engines is largely attributable to sales of vendor-supplied component parts to support engine development services, which although constituting an increase in revenue, such revenue has minimal profit margin.

     For the six months ended March 31, 2002, the Company showed a loss of $628,086 compared to a loss of $254,714 for the six months ended March 31, 2001. Revenues for the six months ended March 31, 2002 were $7,641,067 compared to $6,244,844 for the same period last year. The increase is due to the reason explained above.

     Cash flow from operations was $316,100 for the six months ended March 31, 2002 compared to $709,988 for the same period last year. The Company's operational performance was hindered by several factors, first of which is the general down turn in the automotive segment. Also included in this period were expenses related to enterering new market segments, such as our new Lincoln LS program and Indy Racing Engine program. The expenses associated with these programs are a significant percentage of the overall loss in the period.

     Management believes that there were indications at the end of the quarter of improved performance. The Company made operational changes during the quarter, which include a reduction in personal and restructuring operational units. Management believes that the cost savings changes and the realization of new product development revenue will ease burden costs and bring additional profit to the bottom line.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. None

ITEM 2. CHANGES IN SECURITIES.

     On March 24, 2002, Amherst H. Turner, a Director of the Company, purchased a $250,000 Subordinated Convertible Promissory Note (the "Note") from the Company. The Note may be converted, at the Company's option, into shares of the Company's common stock at any time any principal is outstanding and notice is given. The Note may be converted, at Mr. Turner's option, into shares of the Company's common stock at any time after the first anniversary of the Note while any principal is outstanding and notice is given. The number of shares that the
Note is convertible into is based on the per share market price. The per share market price, as used in the Note, means one of the following, as applicable:
(1) the closing bid price per share of the common stock on the business day preceding the notice date on NASDAQ or other registered national stock exchange on which the common stock is then listed, (2) if the common stock is not listed then on NASDAQ or any registered national stock exchange, the closing bid price for a share of common stock in the over-the-counter market, as reported by the OTC Bulletin Board or in the National Quotation Bureau Incorporated or similar organization or agency succeeding to its functions of reporting prices) at the close of business on the business day preceding the notice date, (3) if the common stock is not then reported by the OTC Bulletin Board or the National Quotation Bureau Incorporated (or similar organization or agency succeeding to its functions of reporting prices), then the average of the "Pink Sheet" quotes for the relevant conversion period, as determined in good faith by the Company's President, or (4) if the common stock is not then publicly traded, the fair market value of a share of common stock as determined in good faith by the Company's Board of Directors.

     Also on March 24, 2002 and as an inducement to Mr. Turner to purchase the Note, the Company issued a warrant to Mr. Turner to purchase 37,500 warrant shares exercisable, at $1.00 per share, on or before December 31, 2003.

     The Note and the warrant issued to Mr. Turner have not been registered under the Securities Act of 1933, as amended (the "Securities Act"). The Company claims exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder based upon Mr. Turner's knowledge, sophistication, investment intent and status as an "accredited investor," as well as the private nature of the transaction. No underwriters or underwriting discounts or commissions were involved.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     The Company is currently in default of a bank note related to the former Santa Barbara, CA Traction Operations. The total arrearage to date is approximately $357,000. The bank note represents approximately 2.7% of total assets of the Company. The financial institution is unrelated to the existing banking relationship comprising the balance of outstanding debt. The Company is continuing to make monthly interest payments while negotiating the terms and conditions to extend the obligation. The Company is also seeking to obtain new financing agreements with unrelated institutions.

     In addition to the default described above, the Company is currently out of compliance with covenants on several of its senior bank notes. Because the Company is not in compliance with these bank covenants, generally accepted accounting principles call for the Company to reclassify all of this debt to a current maturity status. The amount reclassified as current debt approximated $3,754,000. The Company is working currently with its lending institution to resolve the non-compliance issues. The total amount reclassified was approximately 31% of the total assets of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.

ITEM 5. OTHER INFORMATION. None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS. The following exhibits are filed herewith electronically:

         10.1 Subordinated Convertible Promissory Note issued to Amherst H. Turner on March 24, 2002

         10.2 Warrant to Purchase Shares of Common Stock dated March 24, 2002 by and between the Company and Amherst H. Turner

(b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         McLAREN PERFORMANCE TECHNOLOGIES, INC.


Date:  May 15, 2002
                                         /s/ Chris J.Panzl
                                         ---------------------------------------
                                         Chris J. Panzl, Chief Financial Officer