Form 10QSB
period 2002-06-30
MCLAREN PERFORMANCE TECHNOLOGIES INC
filed 2002-08-14
CIK 789547

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ___________

                           Commission File No. 0-16176

                     McLAREN PERFORMANCE TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                           84-1016459
------------------------------                 ---------------------------------
State or other jurisdiction of                 (IRS Employer Identification No.)
incorporation or organization)


             32233 West Eight Mile Road
                Livonia, Michigan                             48152
---------------------------------------------------        ----------
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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

There were 11,949,532 shares of the Registrant's common stock outstanding as of June 30, 2002.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No  [X]

                     McLAREN PERFORMANCE TECHNOLOGIES, INC.
                                   FORM 10-QSB

                                      INDEX

                                                                            Page

Part I.  Financial Information                                                1

Item 1.  Financial Statements                                                 1

         Consolidated Condensed Unaudited Balance Sheet as of
         June 30, 2002                                                        1

         Consolidated Condensed Unaudited Statements of Operations
         for the nine month periods ended June 30, 2002 and 2001              2

         Consolidated Condensed Unaudited Statements of Cash Flows
         for the nine month periods ended June 30, 2002 and 2001              3

         Notes to Consolidated Condensed Unaudited Financial Statements       4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  6

Part II. Other Information                                                    8

Signatures

MCLAREN PERFORMANCE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED UNAUDITED  BALANCE SHEET
As of June 30, 2002



Assets

  Current assets:
     Cash and cash equivalents                                                         $   204,990
     Accounts receivable, net of allowance for doubtful accounts
      of $16,500                                                                         2,992,395
     Inventories                                                                           658,713
     Prepaid expenses and other                                                            305,664
                                                                                  -----------------
      Total current assets                                                               4,161,762


  Property and equipment, net of accumulated depreciation
      and amortization                                                                    8,255,190

  Intangible assets, net of accumulated amortization                                      1,975,918
                                                                                   -----------------

      Total assets                                                                     $ 14,392,870
                                                                                   =================


Liabilities and stockholders' equity

  Current liabilities:
     Line of credit payable                                                            $   905,202
     Accounts payable                                                                    2,498,693
     Customer deposits                                                                      54,000
     Accrued payroll and related costs                                                     224,032
     Other accrued liabilities                                                             185,628
     Current portion of capital lease obligations                                          341,152
     Current portion of long term debt                                                   5,466,383
                                                                                   -----------------
      Total current liablities                                                            9,675,090

  Capital lease obligations, net of current portion                                         758,013

  Long-term debt, net of current portion                                                    805,582

  Deferred taxes                                                                            799,624
                                                                                   -----------------

      Total liablities                                                                   12,038,309


  Stockholders' equity:
     Preferred stock, $.001 par value
      Authorized--10,000,000 shares
      No shares issued or outstanding                                                            -
     Common stock, $.00001 par value
      Authorized--20,000,000 shares
      Issued and outstanding 11,949,532 shares                                                  119
     Additional paid in capital                                                          16,833,576
     Accumulated deficit                                                                (14,401,083)
     Less:  Treasury stock, 8,500 shares                                                    (81,907)
     Accumulated comprehensive gain                                                           3,856
                                                                                   -----------------
      Total stockholders' equity                                                          2,354,561
                                                                                   -----------------


      Total liabilities and stockholders' equity                                       $ 14,392,870
                                                                                   =================


See accompanying notes to consolidated condensed unaudited financial statements.

MCLAREN PERFORMANCE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED UNAUDITED STATEMENTS OF OPERATIONS
For the three and nine months ended June 30, 2002 and 2001


                                                       For the three months ended      For the nine months ended
                                                                 June 30                         June 30
                                                       ---------------------------     --------------------------
                                                           2002           2001            2002            2001
                                                       -----------     -----------     -----------     -----------
Revenues:
  License and royalties                                $   165,523     $   126,091     $   508,588     $   402,576
  Service and product revenues                           4,067,227       4,026,505      11,365,229       9,994,864
                                                       -----------     -----------     -----------     -----------
      Total Revenues                                     4,232,750       4,152,596      11,873,817      10,397,440
  Cost of revenues                                       3,204,051       2,934,147       9,141,151       7,129,211
                                                       -----------     -----------     -----------     -----------
      Gross profit                                       1,028,699       1,218,449       2,732,666       3,268,229
Operating expenses:
  Research and development                                 136,538          49,298         275,190         170,144
  Litigation and related costs                                --            19,776          14,635         276,592
  Selling, general and administrative                    1,031,645       1,058,927       3,028,824       2,835,284
                                                       -----------     -----------     -----------     -----------
                                                         1,168,183       1,128,001       3,318,649       3,282,020
                                                       -----------     -----------     -----------     -----------
(Loss) earnings from operations                           (139,484)         90,448        (585,983)        (13,791)
Other income(expense)
  Interest income                                              233           1,910           1,079           3,620
  Interest expense                                        (139,383)       (167,163)       (407,048)       (350,912)
  Other                                                     40,123          13,179          79,116          44,743
                                                       -----------     -----------     -----------     -----------
                                                           (99,027)       (152,074)       (326,853)       (302,549)
                                                       -----------     -----------     -----------     -----------
Loss before income taxes                                  (238,511)        (61,626)       (912,836)       (316,340)
Provision for income taxes                                    (330)           --           (46,569)           --
                                                       -----------     -----------     -----------     -----------
     Net loss                                          $  (238,181)    $   (61,626)    $  (866,267)    $  (316,340)
                                                       ===========     ===========     ===========     ===========
Basic and diluted net loss per share                   $     (0.02)    $     (0.01)    $     (0.07)    $     (0.03)
                                                       ===========     ===========     ===========     ===========
Weighted average number of basic and diluted common
  shares outstanding                                    11,946,103      10,921,400      11,919,508      10,432,900
                                                       ===========     ===========     ===========     ===========
Comprehensive loss:
  Net loss                                             $  (238,181)    $   (61,626)    $  (866,267)    $  (316,340)
  Foreign currency translation adjustment                   35,815          15,352          27,782          15,352
  Unrealized gain on available for sale securities            --            12,441            --            25,017
                                                       -----------     -----------     -----------     -----------
  Comprehensive loss                                   $  (202,366)    $   (33,833)    $  (838,485)    $  (275,971)
                                                       ===========     ===========     ===========     ===========


See accompanying notes to consolidated condensed unaudited financial statements.

MCLAREN PERFORMANCE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS
For the nine months ended June 30, 2002 and 2001


                                                           2002           2001
                                                       -----------    -----------

Cashflows from operating activities
  Net loss                                             $  (866,267)   $  (316,340)
  Adjustments to reconcile net loss to
    net cash provided by operating activities
      Depreciation and amortization                        658,303        586,025
      Loss on sale of securities                                           15,992
      Gain on disposal of equipment                           --          (17,677)
       Gain on foreign currency translation                 27,782           --
       Increase (decrease) in deferred taxes                31,655        (56,606)
       Changes in operating assets and liabilities:
          Accounts receivable                              188,254        384,891
          Inventories                                      189,455        276,988
          Prepaid expenses and other                       (21,222)        73,918
          Accounts payable                                  23,402        547,477
          Customer deposits                                 (6,000)      (365,940)
          Accrued payroll and related costs                (73,852)      (127,798)
          Other accrued liablities                         (70,388)       (40,673)
                                                       -----------    -----------

Net cash provided by operating activities                   81,122        960,257

Cash flows from investing activities
  Purchases of available for sale securities                  --             (880)
  Sales of available for sale securities                                   40,795
  Additions to property and equipment                     (483,180)      (487,463)
  Proceeds from disposal of equipment                         --          204,030
  Cash paid for acquisition, net of cash acquired                      (1,989,049)
  Additions to intangible assets                           (10,281)      (221,861)
                                                       -----------    -----------

Net cash used in investing activities                     (493,461)    (2,454,428)

Net cash from financing activities
  Net change in line of credit                             305,202        543,276
  Proceeds from issuance of common stock                   218,388        691,400
  Borrowings under notes payable                         1,403,000      2,080,117
  Repayments of long term obligations                   (1,583,057)    (1,469,837)
                                                       -----------    -----------

Net cash provided by financing activities                  343,533      1,844,956
                                                       -----------    -----------

Net increase (decrease) in cash and cash equivalents       (68,806)       350,785

Cash and cash equivalents at beginning of period           273,796        455,369
                                                       -----------    -----------

Cash and cash equivalents at end of period             $   204,990    $   806,154
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

         In the opinion of the Company, these unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of McLaren Performance Technologies, Inc. as of June 30, 2002 and the results of the Company's operations and its cash flow for the three and nine months then ended.

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

NOTES PAYABLE

         The Company has reclassified approximately $3,757,000 of its Bank notes for long term liabilities to short term liabilities because the Company is not in compliance with covenants on these bank loans. The Company is currently working to resolve these non-compliance issues.

REPORTABLE SEGMENTS

         Thorough June 30, 2002, McLaren Performance Technologies, Inc. had three reportable segments. McLaren Engines derives its revenues from designing, developing, fabricating, testing and validating engines and related components for the automotive OEM's. McLaren Traction Technologies derives revenues from license fees and royalties relating to its GERODISC technology, as well as from performing research and development on a fee for service basis (see subsequent event note). McLaren Performance Products is a specialty manufacturer of automotive powertrain products.

         The accounting policies of the reportable segments are the same as that of the Company. The Company evaluates performance based on income or loss from operations before income taxes, and accounts for inter-segment sales as if they were to third parties.

         Financial information by reportable segment for the three and nine months ended June 30, 2002 and 2001 is as follows:

                                        THREE MONTHS ENDED                       NINE MONTHS ENDED
                                             JUNE 30                                  JUNE 30
                                  ------------------------------          ------------------------------
                                    2002               2001                  2002              2001
                                  ------------------------------          ------------------------------
REVENUES:
  MCLAREN TRACTION                $  180,523         $  141,091           $   613,588       $   421,858
  MCLAREN ENGINES                  3,095,334          2,994,228             8,861,296         9,024,251
  MCLAREN PERFORMANCE PRODUCTS       982,711          1,042,262             2,500,070         1,042,262
  INTERCOMPANY ELIMINATIONS          (25,818)           (24,985)             (101,137)          (90,931)
                                  ------------------------------          ------------------------------
                                  $4,232,750         $4,152,596           $11,873,817       $10,397,440
                                  ==============================          ==============================

INCOME (LOSS) BEFORE TAXES
  MCLAREN TRACTION                $   43,605         $  (72,461)          $   158,950       $  (309,766)
  MCLAREN ENGINES                    140,127            143,787               (76,455)          719,964
  MCLAREN PERFORMANCE PRODUCTS       (61,256)            14,106              (223,591)           14,106
  MCLAREN CORPORATE                 (360,987)          (147,058)             (771,740)         (740,644)
                                  ------------------------------          ------------------------------
                                  $ (238,511)        $  (61,126)          $  (912,836)      $  (316,340)
                                  ==============================          ==============================

RELATED PARTY TRANSACTIONS

         Through June 15, 2002, the Company began supplied engines to an Indy Racing League team which is 30% owned by a member of the Company's Board of Directors. The cost of supplying these engines for the three and nine months ended June 30, 2002 was approximately $109,000 and $244,000 respectively.

         During March 2002, the Company issued $250,000 of Convertible Debt Securities to a Director. This Promissory Note has an interest rate of 2% over prime with monthly payments of interest commencing on May 1, 2002. Monthly payments of principal of $5,208, in addition to the interest payments, commence in March 2003. This note is convertible to common stock of the Company at the current market price. Either the company or the holder may elect the conversion.

SUBSEQUENT EVENTS

         On July 23, 2002 the Company sold to Eaton Corporation ("Eaton"), all patents trademarks and intangible assets owned by the Company which are related to the Company's proprietary Gerodisc(TM) technology. In addition, the Company, as licensor, assigned or otherwise transferred the benefit of the Company's Gerodisc(TM) licensing agreements with Steyr-Powertrain AG & CO KG and New Venture Gear to Eaton. As consideration for the foregoing, the Company received one million dollars ($1,000,000). The Company also will receive two dollars ($2.00) per unit for all sales by Eaton of certain Gerodisc(TM) unit sales for of such units during the calendar years 2005 through 2009, which payment shall not exceed one million dollars ($1,000,000) in the aggregate over such time period. In addition, the Company may receive up to five hundred thousand dollars ($500,000) in the event that certain contingencies are met.

         In July 2002, the Company paid off a bank note related to the former Santa Barbara, CA Traction Operations. Total amount paid including interest was three hundred forty thousand dollars ($340,000).

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

THE THREE AND NINE MONTHS ENDED JUNE 30, 2002 VERSUS THREE AND NINE MONTHS ENDED JUNE 30, 2001

     The Company showed a loss of $238,181 for the three months ended June 30, 2002 compared to a loss of $61,626 for the three months ended June 30, 2001. Revenues were $4,232,750 compared to $4,152,596 for the same period last year, which represents an increase of 1.9%. The increase was due to the increase in McLaren Engines services.

     For the nine months ended June 30, 2002, the Company showed a loss of $866,267 compared to a loss of $316,340 for the nine months ended June 30, 2001. Revenues of the nine months ended June 30, 2002 were $11,873,817 compared to $10,397,440 for the same period last year. For the nine months ended June 30, 2002, the Company showed a decrease of $68,806 compared to an increase of $350,785 of cash and cash equivalents for the nine months ended June 30, 2001.

     The Company's operational performance was hindered by several factors, first of which is the general down turn in the automotive segment. Also included in this period were expenses related to enterering new market segments. These include our new Lincoln LS program, and our Indy Racing Engine program. The expenses associated with these programs are a significant percentage of the overall loss in the period. Costs associated with the Indy Racing program were suspended during the period.

     Management believes that there were indications at the end of the quarter of improved performance. The Company made operational changes during the quarter, which include a reduction in personnel and restructuring operational units. Management believes that the cost savings changes and the realization of new product development revenue will bring additional profit to the bottom line.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.  None.

ITEM 2.   CHANGES IN SECURITIES.

     In May 2002, the Company issued 8,000 shares of its common stock to Trilogy Services LLC in exchange for CAD-CAM engineering services rendered.

     The shares issued to Trilogy Services LLC have not been registered under the Securities Act of 1933, as amended (the "Securities Act"). The Company claims exemption from registration under Section 4(2) of the Securities Act based upon Trilogy Services LLC's knowledge, sophistication, and investment intent as well as the private nature of the transaction. No underwriters or underwriting discounts or commissions were involved.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

     During the quarter for which this report is filed, the Company was in default of a bank note related to the former Santa Barbara, CA Traction Operations. The Company negotiated with the bank for a payoff amount of $340,000. In July 2002, the Company paid the $340,000 to the bank.

     The Company is currently out of compliance with covenants on several of its senior bank notes. Because the Company is not in compliance with these bank covenants, generally accepted accounting principles call for the Company to reclassify all of this debt to a current maturity status. The amount reclassified as current debt is approximately $3,757,000. The Company is currently working with its lending institution to resolve the non-compliance issues. The total amount reclassified was approximately 26% of the total assets of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5.   OTHER INFORMATION.  None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS. The following exhibits are filed herewith electronically:

     99 Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002

     (b) REPORTS ON FORM 8-K. A report on Form 8-K was filed on April 24, 2002 announcing the dismissal of Ernst & Young, LLP as the Company's independent public accountants, and the engagement of Grant Thornton LLP as the Company's independent public accountants.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         McLAREN PERFORMANCE TECHNOLOGIES, INC.


Date:  August 14, 2002
                                         /s/ Chris J. Panzl
                                         -----------------------------
                                         Chris J. Panzl, Chief Financial Officer