Form 10KSB
period 2002-09-30
MCLAREN PERFORMANCE TECHNOLOGIES INC
filed 2002-12-30
CIK 789547

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the fiscal year ended September 30, 2002

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

                  Yes  X             No ____
                      ---

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the most recent fiscal year were $15,689,148.

As of December 17, 2002, 11,974,532 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the shares held by non-affiliates was approximately $1,591,816.

Documents incorporated by reference:

                                                                       Part and Item Number of Form 10-KSB into
Document                                                               which Incorporated
--------                                                               ------------------
McLaren Performance Technologies, Inc. Notice of Annual Meeting
of Stockholders and Proxy Statement for the Annual Meeting of
Stockholders to be held February 26, 2003                              Part III, Items 9, 10, 11, and 12

Transitional Small Business Disclosure Format (Check One:)             Yes __   No   X
                                                                                   ----

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         McLaren Performance Technologies, Inc. (the "Company" or "McLaren") was incorporated as a Delaware corporation on January 28, 1986 as "Capital Equity Resources, Inc." On September 19, 1986, the name of the Company was changed to "ASHA Corporation." On January 7, 1999, ASHA Corporation acquired McLaren Engines, Inc., a privately held Delaware corporation incorporated in 1969. On April 28, 1999, the name of the Company was changed to "McLaren Automotive Group, Inc." The business was subsequently reorganized in September 1999, into two operating divisions, McLaren Traction Technologies (the former ASHA activities) and McLaren Engines (collectively, the "Divisions"). On April 18, 2000, the name of the Company was changed to "McLaren Performance Technologies, Inc."

         Prior to the acquisition of McLaren Engines, ASHA was principally involved in the business of engineering research and development focused primarily on developing and licensing new technology business to the vehicle industry. The Company's major product had been the licensing of technology for Gerodisc, a proprietary, automatic, hydro-mechanical control device designed to improve vehicle traction and handling.

         In February 2001, the Company announced that it had consolidated its Santa-Barbara, California-based traction business unit and had transferred its patented Gerodisc (TM) traction control technology, as well as related research and development, to its Livonia, Michigan headquarters. As of July 23, 2002, the Company sold this business segment to Eaton Corporation.

         McLaren Engines, Inc., which was established to provide a North American base for Bruce McLaren Motor Racing, had gradually shifted its focus through the years from purely racing related work to providing powertrain design, testing and development for vehicle Original Equipment Manufacturers
(OEMs) and suppliers. Today, the McLaren Engines Division supplies a variety of products and services including:

..   Power Development
..   Endurance and Reliability Testing
..   Steady State Emissions Testing
..   Software Calibration and Development
..   Custom Electronic Systems Development
..   Engine Build/Teardown/Evaluation
..   Powertrain Engineering and Design
..   Noise/Vibration Studies
..   Fabrication and Vehicle Build
..   Rapid Prototyping
..   EPA and CARB Certification
..   Manufacturing and Field Support
..   Warranty Failure Analysis
..   Production Engine Audit
..   Catalyst Aging and Development
..   Accelerated Aging and Alternative to Extending Testing

         McLaren Engines further expanded its capabilities in October 2000 by creating a dedicated Vehicle Development Center to better serve its Ford Racing and Advanced Powertrain customers. The Center includes design, development, fabrication and vehicle assembly capabilities to build complete prototypes and concept vehicles.

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

         Because of the diversity of services it offers, McLaren Engines operates in several different market segments. While there are many competitors in these segments, McLaren Engines is well positioned and many of these competitors are also its customers. With regard to the few other broad-based competitors, McLaren Engines has a competitive advantage in that it serves as a supplier to multiple customers and it is not perceived as a specific dedicated supplier to a single OEM. Historically, McLaren Engine's chief competitive disadvantage has been a lack of focus on marketing. The Company has taken steps, particularly in the last half of 2002, to expand industry recognition and has sought to reach potential customers by marketing through its existing customers.

         Given the nature of its business, the Company has minimal material requirements and does not rely significantly on any particular suppliers.

         In 2002, business with General Motors Corporation accounted for approximately 54% of all Company revenue and business with Ford Motor Company accounted for approximately 17% of all Company revenue. All of this business was generated by the McLaren Engines Division. No other customer exceeded 10% of all Company revenue.

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

         In 2002, the Company spent $377,858 on research and development, compared to $214,727 in 2001.

         As of September 30, 2002, the Company employed 114 full time employees; 76 of these employees work in the Livonia, Michigan facility, and 38 in Oldcastle, Ontario, Canada.

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

         The Company also owns a manufacturing facility in Oldcastle, Ontario Canada, from which McLaren Performance Products operates. The building is approximately 55,000 square feet including office space and is in good condition.

ITEM 3. LEGAL PROCEEDINGS

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended September 30, 2002.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         MARKET INFORMATION. As of December 3, 2002, the Company's Common Stock is no longer listed on the Nasdaq Small-Cap Market. During the periods indicated below, the Common Stock was listed on the Nasdaq Small-Cap Market and traded under the symbol "MCLN." The following table sets forth the high and low closing sales prices for the Company's Common Stock as reported on the Nasdaq Small-Cap Market for the periods indicated.

                  QUARTER ENDED              HIGH                       LOW
                  -------------              ----                       ---

                  December 31, 2000         $1.437                     $0.468
                  March 31, 2001            $1.625                     $0.750
                  June 30, 2001             $1.100                     $0.750
                  September 30, 2001        $1.360                     $0.620
                  December 31, 2001         $0.920                     $0.480
                  March 31, 2002            $0.790                     $0.500
                  June 30, 2002             $0.680                     $0.370
                  September 30, 2002        $0.600                     $0.180

         The Company's Common Stock is now quoted on the OTC Bulletin Board (website: www.otcbb.com) under the symbol "MCLN." The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter securities.

         HOLDERS OF COMMON STOCK. The approximate number of holders of record of the Company's Common Stock on December 17, 2002, was 2,222. Many shares are registered in the names of brokerage firms or other nominee names. As a result, the Company estimates that it has in excess of 3,400 beneficial owners of its Common Stock.

         DIVIDENDS. Holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's Common Stock and no dividends are anticipated to be paid in the foreseeable future. Additionally, the bank convenants prohibit payment of dividends. The Company currently intends to retain all earnings to finance the development and expansion of its operations. The declaration of cash dividends in the future will be determined by the Board of Directors based upon the Company's earnings, financial condition, capital requirements and other relevant factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         FORWARD-LOOKING STATEMENTS

         This Report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") which are intended to be covered by the safe harbor created thereby. These statements include the plans and objectives of management for future operations. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

         RESULTS OF OPERATIONS FOR THE YEAR ENDED SEPTEMBER 30, 2002 VERSUS THE YEAR ENDED SEPTEMBER 30, 2001

         During the fiscal year ended September 30, 2002, the Company had revenue of $15,689,148 as compared to $14,444,540 for the year ended
September 30, 2001, which represents an increase of $1,244,608. The revenue by segment was as follows: McLaren Engines 74%, McLaren Performance Products
22%, and McLaren Traction 4%.

         Costs of revenue for the fiscal year ended September 30, 2002 were $11,968,382 compared to $10,123,968 for the prior year ended September 30, 2001. Gross margin percentages in 2002 were negatively impacted as a result of increased component purchases made on behalf of customers for which no mark-up was passed through to the customer.

         Total operating expenses were $4,830,848 for the fiscal year ended September 30, 2002, as compared to $4,563,039 for the prior fiscal year. The relatively small increase in operating expenses compared to the percentage increase in revenues is due to management's cost cutting efforts and a decrease in litigation expenses.

         Research and development costs increased by $163,131 during the fiscal year ended September 30, 2002, as compared to 2001. This increase was due primarily to aftermarket development costs in McLaren Performance Products.

         The Company's selling, general and administrative costs increased by approximately $429,861 in 2002 to $4,452,990 from the previous year's $4,023,129.

         The Company reported an operating loss of $1,110,082 compared to the operating loss at September 30, 2001 of $242,467, an increase of 350%. This increase in operating losses is due in part to the sale of the Gerodisc(TM) property, which negated royalty revenue from McLaren Traction, along with a decrease in high margin services work in McLaren Engines, coupled with a loss of a customer based at McLaren Performance Products which consisted of high margin machining services.

         Interest expense of approximately $537,429 for the latest fiscal year was a slight increase from the $535,190 for the prior year. Although the majority of the Company's debt is on a variable rate coupon, index to the prime rate, and there was a decline in short term rates throughout the fiscal year, the Company's acquisition of Dart Machine, Ltd. in April 2001 added significant debt to the Company, thus keeping interest expenses relatively the same.

         The Company incurred a net loss of $439,117 in the fiscal year ended September 30, 2002, compared to the prior year's net loss of $681,399. Minimal revenue from McLaren Traction, coupled with the expenses associated with its ongoing operations, were significant factors in the Company's loss, as were the costs associated with a car development program and the return into the Indy racing program.

         LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2002, the Company had a working capital deficit of approximately $5,108,631 compared to $994,120 on September 30, 2001. The decrease in working capital is due to the fact the Company is in default on a loan covenant to a bank. Because of this default, the Company is required to reclassify all of its long term debt with this bank as current. If the Company had no covenant defaults to the bank, the Company would show a working capital deficit of $1,566,414.

         Operating activities for the year ended September 30, 2002, produced $1,083,677 of net cash compared to $780,483 of cash produced in the twelve months ended September 30, 2001. This was an improvement of $303,194 from the prior year ended September 30, 2001.

         Investing activities for year ended September 30, 2002, used $541,077 of cash compared to $3,010,742 used for the comparable period in 2001. This decrease is attributable to the fact there were no funds used in connection with a corporate acquisition.

         The Company anticipates that its operating cash requirements will be met by existing operations but that the Company's cash requirements in connection with any additional growth may exceed its available cash during the next twelve months. Through a combination of bank borrowings and sale of its common stock, the Company anticipates that it will be able to satisfy its growth capital needs.

         GOING CONCERN OPINION

         The Company's independent accountants have issued a going concern opinion. That means that the accountants believe there is substantial doubt about the Company's ability to remain in business for the next 12 months unless additional capitalization is raised. The Company has suffered recurring losses from operations, has a deficit in working capital and is in default under its loan agreement with its primary lender. These matters raise substantial doubt about the Company's ability to continue as a going concern. The ability to continue in business is dependent on obtaining adequate capital funding to produce products and create significant market demand for these products. In addition, the financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

         As mentioned above, the Company is in violation of certain loan covenants under its loan agreements, such as failure to maintain certain minimum ratios, tangible net worth, debt to equity ratios, and debt service coverage ratios. The Company's lender has not declared the Company in default and to date, has taken no action as a result of these defaults. The Company is working with its lender to cure the defaults as well as devising other strategies to resolve these issues such as the sale of certain assets or the sale of common shares.

         Management plans to improve the Company's financial performance in 2003 and eventually return to profitability. Management believes that the Company's revenues will increase in 2003 with increased sales from its Dart subsidiary. Management also believes that the Company will continue to control its expenses through cost containment initiatives. Management believes successful implementation of the plans set forth above will enable the Company to continue as a going concern. If the Company is not successful in executing these plans, management may be forced to curtail operations or consider other strategic alternatives.

         SIGNIFICANT ACCOUNTING POLICIES

         The Company's significant accounting policies are more fully described in Note C to the financial statements. In order to prepare financial statements in conformity with generally accepted accounting principles, the Company is required to make estimates and assumptions that affect the reported amounts and disclosures in its financial statements. By their nature, these estimates are subject to an inherent degree of uncertainty and actual results could differ from the Company's estimates.

         The Company's significant accounting policies include:

         General - The Company's consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. As such, the Company is required to make certain estimates, judgments and assumptions that its believes are reasonable based upon information available. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The significant accounting policies which the Company believes are the most critical to aid in fully understanding and evaluating the reported consolidated financial results include the following:

         Revenue Recognition - For sales of products, the Company recognizes revenue at the time the product is shipped and title is passed to its customers. For services, revenue is recognized when earned at the time of the related event. Advance sales and event related revenues for future events are deferred until earned.

         Accounting for Certain Long-Lived Assets - The Company's consolidated balance sheets include significant amounts of long-lived assets and goodwill. The Company evaluates long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When it is probable that undiscounted future cash flows will not be sufficient to recover an asset's carrying amount, the asset is written down to its estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Assumptions regarding the Company's future business outlook affects its evaluation. While the Company continues to review and analyze many factors that can impact its business prospects in the future, its analyses are subjective and are based on conditions existing at and trends leading up to the time the assumptions are made. Actual results could differ materially from these assumptions. The Company's judgments with regard to its future business prospects could impact whether or not an impairment is deemed to have occurred, as well as the timing of the recognition of such an impairment charge.

ITEM 7.  FINANCIAL STATEMENTS

         The Report of Independent Certified Public Accountants appears at page F-1, the Report of Independent Auditors appears at page F-2 and the Consolidated Financial Statements and Notes to Consolidated Financial Statements appear at pages F-3 through F-22 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On April 17, 2002, the Company engaged Grant Thornton LLP as its independent accountants for the fiscal year ended September 30, 2002. Also on April 17, 2002, Ernst & Young LLP was dismissed as the Company's independent accountants. The decision to change the Company's independent accountants was made by the Company's Board of Directors. The reports of Ernst & Young LLP on the Company's financial statements for the fiscal years ended September 30, 2000 and 2001, contained no adverse opinion or disclaimer of opinion nor were they qualified as to uncertainty, audit scope or accounting principles. In connection with the audits for the fiscal years ended September 30, 2000 and 2001, and during the interim period from appointment to April 17, 2002 there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure or audit scope.

         In connection with the change of accountants, the Company filed a Form 8-K with the Securities and Exchange Commission (the "Commission") on April 24, 2002. Ernst & Young LLP reviewed the disclosure contained in the Form 8-K, and was given the opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respect in which it did not agree with the statements made by the Company in the Form 8-K. Such letter is filed as Exhibit 16 to the Form 8-K filed on April 24, 2002.

         In connection with preparing this Form 10-KSB, the Company has requested that Ernst & Young LLP review the above disclosure, and Ernst & Young LLP has been given an opportunity to furnish the Company with an additional letter addressed to the Commission containing any new information, clarification of the Company's expressions of its views, or the respect in which it does not agree with the statements made by the Company herein. No such additional letter has been provided to the Company by Ernst & Young LLP.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information required by Item 9 is incorporated by reference from the information set forth under the caption "Election of Directors" in the McLaren Performance Technologies, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held on February 26, 2003 (the "Proxy Statement").

ITEM 10. EXECUTIVE COMPENSATION

         The information required by Item 10 is incorporated by reference from the information set forth under the caption "Executive Compensation" in the Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         EQUITY PLAN COMPENSATION INFORMATION. The Company's equity compensation plans include the 1994 Stock Option Plan and the 2000 Stock Option Plan. See
Note 7 of the Notes to the Consolidated Financial Statements for the general terms of these plans.

         The following chart gives aggregate information regarding grants under all of the Company's equity compensation plans through September 30, 2002:

                                                                                           Number of securities
                                                                                           remaining available for future
                                                                                           issuance under equity
                               Number of securities to be                                  compensation plans
                               issued upon exercise of       Weighted-average exercise     (excluding securities reflected
Plan Category                  outstanding options           price of outstanding options  in the first column)
Equity compensation plans            1,729,900                       $3.89                       2,271,100
approved by shareholders

Equity compensation plans not
approved by shareholders                     -                           -                               -

Total                                1,729,900                       $3.89                       2,271,100

         The remainder of the information required by Item 11 is incorporated by reference from the information set forth under the caption "Election of Directors" in the Proxy Statement.

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

            Company and Wiley R. McCoy         September 30, 1999

10.3*       2000 Stock Option Plan             Incorporated by reference to Exhibit A to the Company's 2000
                                               Proxy Statement dated March 21, 2000

10.4        Stock Purchase Agreement           Incorporated by reference to Exhibit 10.1 to the Company's
            dated as of March 15, 2000,        Quarterly Report on Form 10-QSB for the quarter ended
            between the Company and            March 31, 2000
            George Karfunkel

10.5        Subscription Agreement             Incorporated by reference to Exhibit 10.1 to the Company's
            dated as of April 17, 2000,        Quarterly Report on Form 10-QSB for the quarter ended
            between the Company and            June 30, 2000
            Hayden H. Harris, Trustee of
            the Hayden H. Harris Living
            Trust Dated March 6, 1998

10.6        Registration Rights Agreement      Incorporated by reference to Exhibit 10.4 to the Company's
            dated as of April 17, 2000,        Quarterly Report on Form 10-QSB for the quarter ended
            between the Company and            June 30, 2000
            Hayden H. Harris, Trustee of
            the Hayden H. Harris Living
            Trust Dated March 6, 1998

10.7        Subscription Agreement             Incorporated by reference to Exhibit 10.15 to the Company's
            dated as of October 20, 2000,      Annual Report on Form 10-KSB for the fiscal year ended
            between the Company and            September 30, 2000
            Hayden H. Harris, Trustee of
            the Hayden H. Harris Living
            Trust Dated March 6, 1998

10.8        Settlement Agreement dated as      Incorporated by reference to Exhibit 10.16 to the Company's
            of November 8, 2000, between       Annual Report on Form 10-KSB for the fiscal year ended
            the Company and Murat N.           September 30, 2000
            Okcuoglu

10.9*       Employment Agreement dated         Incorporated by reference to Exhibit 10.17 to the Company's
            as of December 1, 2000, between    Annual Report on Form 10-KSB for the fiscal year ended
            the Company and Steven Rossi       September 30, 2000

10.10       Subscription Agreement dated       Incorporated by reference to Exhibit 10.2 to the Company's
            March 14, 2001 between the         Quarterly Report on Form 10-QSB for the quarter ended
            Company and Hayden                 March 31, 2001
            H. Harris, as trustee for the
            Hayden H. Harris Living Trust
            Dated March 6, 1998

10.11       Stock Purchase Agreement dated     Incorporated by reference to Exhibit 10.1 to the Company's as of April 11, 2001, between the  Current Report on Form 8-K as filed with the SEC on
            Company, McLaren Performance       April 26, 2001
            Products, Inc., 503129 Ontario
            Inc., Judith St. Denis, Gary St.
            Denis, Don St. Denis, Gary Custer,
            Cheryl Custer, Carrie Cocca, and
            Kelly Sartor

10.12*   Amended Termination and            Incorporated by reference to Exhibit 10.1 to the Company's
         Severance Agreement, dated         Quarterly Report on Form 10-QSB for the quarter ended
         January 15, 2001, between          December 31, 2000
         the Company and Jacqueline
         K. Kurtz

10.13    McLaren Stock Option               Incorporated by reference to Exhibit 10.18 to the Company's
         Purchase Agreement, dated as       Annual Report on Form 10-KSB for the fiscal year ended
         of August 1, 2001, between the     September 30, 2001
         Company and EMM McLaren
         Investment Company, L.L.C.

10.14    Letter Agreement, dated as of      Incorporated by reference to Exhibit 10.19 to the Company's
         September 28, 2001, between        Annual Report on Form 10-KSB for the fiscal year ended
         the Company and EMM McLaren        September 30, 2001
         Investment Company, L.L.C.

10.15*   Employment Agreement, dated        Incorporated by reference to Exhibit 10.20 to the Company's
         as of October 1, 2001, between     Annual Report on Form 10-KSB for the fiscal year ended
         the Company and Chris Panzl        September 30, 2001

10.16    Subordinated Convertible           Incorporated by reference to Exhibit 10.1 to the Company's
         Promissory Note issued to          Quarterly Report on Form 10-QSB for the quarter ended
         Amherst H. Turner on March         March 31, 2002
         24, 2002

10.17    Warrant to Purchase Shares of      Incorporated by reference to Exhibit 10.2 to the Company's
         Common Stock, dated March          Quarterly Report on Form 10-QSB for the quarter ended
         24, 2002, by the Company           March 31, 2002
         to Amherst H. Turner

10.18    Letter agreement, dated            Filed herewith electronically
         September 23, 2002, by and
         between the Company and
         Amherst H. Turner

10.19    Asset Purchase and Sale            Filed herewith electronically
         Agreement, dated July 23,
         2002, by and between Eaton
         Corporation and the Company

10.20    Registration Rights Agreement,     Filed herewith electronically
         dated December 7, 2001, by and
         between EMM McLaren
         Investment, L.L.C. and the
         Company

10.21    Warrant to Purchase Shares of      Filed herewith electronically
         Common Stock, dated December
         7, 2001, by the Company to EMM
         McLaren Investment, L.L.C.

10.22    Warrant to Purchase Shares of      Filed herewith electronically
         Common Stock, dated December
         7, 2001, by the Company to EMM
         McLaren Investment, L.L.C.

10.23      Warrant to Purchase Shares of      Filed herewith electronically
           Common Stock, dated October
           5, 2001, by the Company to
           Amherst Fund LLC

10.24      Warrant to Purchase Shares of      Filed herewith electronically
           Common Stock, dated October
           5, 2001, by the Company
           to Amherst Fund LLC

10.25      Warrant to Purchase Shares of      Filed herewith electronically
           Common Stock, dated September
           5, 2002, by the Company to
           Hayden H. Harris

10.26*     Agreement, dated November          Filed herewith electronically
           12, 2002, by and between the
           Company and Steven Rossi

10.27      Consulting Agreement, dated        Filed herewith electronically
           November 12, 2002, by and
           between the Company and
           Steven Rossi

21         Subsidiaries of the Registrant     Filed herewith electronically

23.1       Consent of Independent Certified   Filed herewith electronically
           Public Accountants

23.2       Consent of Independent Auditors    Filed herewith electronically

99.1       Certification of Chief Executive   Filed herewith electronically
           Officer

99.2       Certification of Chief Financial   Filed herewith electronically
           Officer

* Indicates a management contract or compensatory plan or arrangement.

REPORTS ON FORM 8-K

         The Company filed the following two Current Reports on Form 8-K were filed during the last quarter of the period covered by this Report:

         1. On August 7, 2002, the Company filed a Form 8-K in which the Company reported its disposition of all patents, trademarks, and tangible assets which relate to the Company's proprietary Gerodisc(TM) technology to Eaton Corporation.

         2. On August 21, 2002, the Company filed a Form 8-K in which the Company reported the text of a press release it issued regarding its receipt of a Nasdaq Staff determination letter that the Company had failed to comply with certain marketplace rules.

ITEM 14. DISCLOSURE CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and the Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rule 13a-14 and 15d-14 under the Exchange Act, as of a date within ninety days before the filing of this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission rules and forms.

         (b) Changes in internal controls. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses in the internal controls, and therefore no corrective actions were taken.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          McLAREN PERFORMANCE TECHNOLOGIES, INC.


                                          By: /s/ Wiley R. McCoy
                                              ----------------------------------
Dated: December 30, 2002                      Wiley R. McCoy
                                              Its: Chief Executive Officer

                                         By:  /s/ Chris J. Panzl
                                              ----------------------------------
Dated: December 30, 2002                      Chris J. Panzl
                                              Its: Chief Financial Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                              TITLE                                       DATE
/s/ Wiley R. McCoy                     Chief Executive Officer and                 December 30, 2002
--------------------------------
Wiley R. McCoy                         Director

/s/ Hayden H. Harris                   Chairman of the Board and Director          December 30, 2002
--------------------------------
Hayden H. Harris

/s/ Stephen Davis                      Vice Chairman of the Board and Director     December 30, 2002
--------------------------------
Stephen Davis

/s/ Nicholas P. Bartolini              Director                                    December 30, 2002
--------------------------------
Nicholas P. Bartolini

/s/ Lawrence Cohen                     Director                                    December 30, 2002
--------------------------------
Lawrence Cohen

/s/ David D. Jones                     Director                                    December 30, 2002
--------------------------------
David D. Jones

/s/ Robert J. Sinclair                 Director                                    December 30, 2002
--------------------------------
Robert J. Sinclair

/s/ Amherst H. Turner                  Director                                    December 30, 2002
--------------------------------
Amherst H. Turner

                              10-KSB CERTIFICATION

         I, Wiley R. McCoy, certify that:

         1. I have reviewed this annual report on Form 10-KSB of McLaren Performance Technologies, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 30, 2002                                    /s/ Wiley R. McCoy
                                                     ---------------------------
                                                     Wiley R. McCoy
                                                     Chief Executive Officer`

                              10-KSB CERTIFICATION

         I, Chris J. Panzl, certify that:

         1. I have reviewed this annual report on Form 10-KSB of McLaren Performance Technologies, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 30, 2002                                    /s/ Chris J. Panzl
                                                     ---------------------------
                                                     Chris J. Panzl
                                                     Chief Financial Officer

                                  EXHIBIT LIST

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

10.2        Employment Agreement dated         Incorporated by reference to Exhibit 10.15 to the Company's as of April 20, 1999, between the  Annual Report on Form 10-KSB for the fiscal year ended
            Company and Wiley R. McCoy         September 30, 1999

10.3        2000 Stock Option Plan             Incorporated by reference to Exhibit A to the Company's 2000
                                               Proxy Statement dated March 21, 2000

10.4        Stock Purchase Agreement           Incorporated by reference to Exhibit 10.1 to the Company's
            dated as of March 15, 2000,        Quarterly Report on Form 10-QSB for the quarter ended
            between the Company and            March 31, 2000
            George Karfunkel

10.5        Subscription Agreement             Incorporated by reference to Exhibit 10.1 to the Company's
            dated as of April 17, 2000,        Quarterly Report on Form 10-QSB for the quarter ended
            between the Company and            June 30, 2000
            Hayden H. Harris, Trustee of
            the Hayden H. Harris Living
            Trust Dated March 6, 1998

10.6        Registration Rights Agreement      Incorporated by reference to Exhibit 10.4 to the Company's
            dated as of April 17, 2000,        Quarterly Report on Form 10-QSB for the quarter ended
            between the Company and            June 30, 2000
            Hayden H. Harris, Trustee of
            the Hayden H. Harris Living
            Trust Dated March 6, 1998

10.7        Subscription Agreement             Incorporated by reference to Exhibit 10.15 to the Company's
            dated as of October 20, 2000,      Annual Report on Form 10-KSB for the fiscal year ended
            between the Company and            September 30, 2000
            Hayden H. Harris, Trustee of
            the Hayden H. Harris Living
            Trust Dated March 6, 1998

10.8        Settlement Agreement dated as      Incorporated by reference to Exhibit 10.16 to the Company's
            November 8, 2000, between          Annual Report on Form 10-KSB for the fiscal year ended
            the Company and Murat N.           September 30, 2000
            Okcuoglu

10.9        Employment Agreement dated         Incorporated by reference to Exhibit 10.17 to the Company's

            as of December 1, 2000, between    Annual Report on Form 10-KSB for the fiscal year ended
            the Company and Steven Rossi       September 30, 2000

10.10       Subscription Agreement dated       Incorporated by reference to Exhibit 10.2 to the Company's
            March 14, 2001 between the         Quarterly Report on Form 10-QSB for the quarter ended
            Company and Hayden                 March 31, 2001
            H. Harris, as trustee for the
            Hayden H. Harris Living Trust
            Dated March 6, 1998

10.11       Stock Purchase Agreement dated     Incorporated by reference to Exhibit 10.1 to the Company's as of April 11, 2001, between the  Current Report on Form 8-K as filed with the SEC on
            Company, McLaren Performance       April 26, 2001
            Products, Inc., 503129 Ontario
            Inc., Judith St. Denis, Gary St.
            Denis, Don St. Denis, Gary Custer,
            Cheryl Custer, Carrie Cocca, and
            Kelly Sartor

10.12       Amended Termination and            Incorporated by reference to Exhibit 10.1 to the Company's
            Severance Agreement, dated         Quarterly Report on Form 10-QSB for the quarter ended
            January 15, 2001, between          December 31, 2000
            the Company and Jacqueline
            K. Kurtz

10.13       McLaren Stock Option               Incorporated by reference to Exhibit 10.18 to the Company's
            Purchase Agreement, dated as       Annual Report on Form 10-KSB for the fiscal year ended
            of August 1, 2001, between the     September 30, 2001
            Company and EMM McLaren
            Investment Company, L.L.C.

10.14       Letter Agreement, dated as of      Incorporated by reference to Exhibit 10.19 to the Company's
            September 28, 2001, between        Annual Report on Form 10-KSB for the fiscal year ended
            the Company and EMM McLaren        September 30, 2001
            Investment Company, L.L.C.

10.15       Employment Agreement, dated        Incorporated by reference to Exhibit 10.20 to the Company's
            as of October 1, 2001, between     Annual Report on Form 10-KSB for the fiscal year ended
            the Company and Chris Panzl        September 30, 2001

10.16       Subordinated Convertible           Incorporated by reference to Exhibit 10.1 to the Company's
            Promissory Note issued to          Quarterly Report on Form 10-QSB for the quarter ended
            Amherst H. Turner on March         March 31, 2002
            24, 2002

10.17       Warrant to Purchase Shares of      Incorporated by reference to Exhibit 10.2 to the Company's
            Common Stock, dated March          Quarterly Report on Form 10-QSB for the quarter ended
            24, 2002, by the Company           March 31, 2002
            to Amherst H. Turner

10.18       Letter agreement, dated            Filed herewith electronically
            September 23, 2002, by and
            between the Company and
            Amherst H. Turner

10.19       Asset Purchase and Sale            Filed herewith electronically*

                  Agreement, dated July 23,
                  2002, by and between Eaton
                  Corporation and the Company

10.20             Registration Rights Agreement,     Filed herewith electronically
                  dated December 7, 2001, by and
                  between EMM McLaren
                  Investment, L.L.C. and the
                  Company

10.21             Warrant to Purchase Shares of      Filed herewith electronically
                  Common Stock, dated December
                  7, 2001, by the Company to EMM
                  McLaren Investment, L.L.C.

10.22             Warrant to Purchase Shares of      Filed herewith electronically
                  Common Stock, dated December
                  7, 2001, by the Company to EMM
                  McLaren Investment, L.L.C.

10.23             Warrant to Purchase Shares of      Filed herewith electronically
                  Common Stock, dated October
                  5, 2001, by the Company to
                  Amherst Fund LLC

10.24             Warrant to Purchase Shares of      Filed herewith electronically
                  Common Stock, dated October
                  5, 2001, by the Company
                  to Amherst Fund LLC

10.25             Warrant to Purchase Shares of      Filed herewith electronically
                  Common Stock, dated September
                  5, 2002, by the Company to
                  Hayden H. Harris

10.26             Agreement, dated November          Filed herewith electronically
                  12, 2002, by and between the
                  Company and Steven Rossi

10.27             Consulting Agreement, dated        Filed herewith electronically
                  November 12, 2002, by and
                  between the Company and
                  Steven Rossi

21                Subsidiaries of the Registrant     Filed herewith electronically

23.1              Consent of Independent Certified   Filed herewith electronically
                  Public Accountants

23.2              Consent of Independent Auditors    Filed herewith electronically

99.1              Certification of Chief Executive   Filed herewith electronically
                  Officer

99.2              Certification of Chief Financial   Filed herewith electronically
                  Officer

*The following schedules to the Asset Purchase and Sale Agreement were omitted and will be provided to the SEC upon request:

         Schedule A      Patents and Patent Applications
         Schedule B      Trademarks
         Schedule C      Tangible Assets
         Schedule D      Licenses
         Schedule E      Excluded Assets
         Schedule F      Purchase Orders
         Schedule 4.01   Wire transfer instructions
         Schedule G      Public Announcement
         Schedule H      Personnel
         Schedule I      Consent To Assignment Of Agreement between McLaren and
                         New Venture Gear
         Schedule J      Patent Assignment Documents
         Schedule K      Trademark Assignment Documents
         Schedule L      Amended License Agreement

               Report of Independent Certified Public Accountants

Board of Directors
McLaren Performance Technologies, Inc.

We have audited the consolidated balance sheet of McLaren Performance Technologies, Inc. as of September 30, 2002 and the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McLaren Performance Technologies, Inc. at September 30, 2002, and the consolidated results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company has suffered recurring losses from operations, has a deficit in working capital and is in default of its loan agreement with its primary bank lender. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also discussed in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton LLP

Southfield, Michigan
December 3, 2002

                         Report of Independent Auditors

Board of Directors
McLaren Performance Technologies, Inc.

We have audited the consolidated balance sheet of McLaren Performance Technologies, Inc. as of September 30, 2001 and the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McLaren Performance Technologies, Inc. at September 30, 2001, and the consolidated results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Detroit, Michigan
November 28, 2001

                     McLaren Performance Technologies, Inc.

                           Consolidated Balance Sheets

--------------------------------------------------------------------------------

                                      ASSETS                          2002            2001
                                                                  ------------    ------------
Current Assets
     Cash and cash equivalents                                    $    412,695    $    273,796
     Accounts receivable, net of allowance for doubtful
         accounts of $25,000 and $65,000, respectively               2,817,200       3,180,649
     Inventories                                                       568,493         848,168
     Prepaid expenses and other                                        228,864         284,442
                                                                  ------------    ------------

             Total Current Assets                                    4,027,252       4,587,055

Property and equipment, net of accumulated depreciation
     and amortization                                                7,906,100       8,053,796
Intangible assets, net of accumulated amortization                   1,891,786       2,003,979
                                                                  ------------    ------------

                                                                  $ 13,825,138    $ 14,644,830
                                                                  ============    ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Lines of credit                                              $    917,793    $    600,000
     Accounts payable                                                2,307,613       2,475,291
     Customer deposits                                                  42,000          60,000
     Accrued payroll and related costs                                 273,785         297,884
     Other accrued liabilities                                         295,645         256,016
     Current portion of capital lease obligations                      357,105         275,336
     Current portion of long-term debt                               4,941,942       1,616,648
                                                                  ------------    ------------

             Total Current Liabilities                               9,135,883       5,581,175

Capital lease obligations, net of current portion                      667,294         722,174
Long-term debt, net of current portion                                 638,463       4,598,854
Deferred taxes                                                         629,495         767,969
                                                                  ------------    ------------

             Total Liabilities                                      11,071,135      11,670,172

Stockholders' equity
     Preferred stock, $.001 par value
         Authorized - 10,000 shares                                          -               -
         No shares issued and outstanding
     Common stock, $.00001 par value
         Authorized - 20,000,000 shares
         Issued and outstanding - 11,974,532 shares
              in 2002 and 11,711,940 in 2001                               120             117
     Additional paid-in capital                                     16,840,075      16,615,190
     Accumulated deficit                                           (13,973,933)    (13,534,816)
     Less:  Treasury stock, 8,700 shares                               (81,907)        (81,907)
     Accumulated comprehensive loss                                    (30,352)        (23,926)
                                                                  ------------    ------------
             Total stockholders' equity                              2,754,003       2,974,658
                                                                  ------------    ------------

             Total liabilities and stockholders' equity           $ 13,825,138    $ 14,644,830
                                                                  ============    ============

   The accompanying notes are an integral part of these financial statements.

                     McLaren Performance Technologies, Inc.

             Consolidated Statements of Operations and Comprehensive Loss

--------------------------------------------------------------------------------

                                                                  Year Ended September 30,
                                                                    2002             2001
                                                                ------------     ------------
Revenue
     Service and product revenues                               $ 15,170,026     $ 13,864,286
     License and royalties                                           519,122          580,254
                                                                ------------     ------------

Total revenues                                                    15,689,148       14,444,540
Cost of revenues                                                  11,968,382       10,123,968
                                                                ------------     ------------

Gross profit                                                       3,720,766        4,320,572

Operating expense
     Selling, general and administrative                           4,452,990        4,023,129
     Research and development                                        377,858          214,727
     Litigation and related costs                                          -          325,183
                                                                ------------     ------------
                                                                   4,830,848        4,563,039
                                                                ------------     ------------

Loss from operations                                              (1,110,082)        (242,467)

Other income (expense)
     Interest expense                                               (537,429)        (535,190)
     Interest income                                                   1,410            8,748
     Other                                                         1,092,848           53,121
                                                                ------------     ------------

Loss before income taxes                                            (553,253)        (715,788)
Income tax benefit                                                  (114,136)         (34,389)
                                                                ------------     ------------

Net loss                                                        $   (439,117)    $   (681,399)
                                                                ============     ============
Basic and diluted net loss per share                            $      (0.04)    $      (0.06)
                                                                ============     ============
Weighted average number of basic and diluted common
     shares outstanding                                           11,927,624       10,679,902
                                                                ============     ============

Comprehensive loss
     Net loss                                                   $   (439,117)    $   (681,399)
     Foreign currency translation adjustment                          (6,426)         (23,926)
     Reclassification of unrealized losses                                 -           25,017
                                                                ------------     ------------

                                                                $   (445,543)    $   (680,308)
                                                                ============     ============

   The accompanying notes are an integral part of these financial statements.

                     McLaren Performance Technologies, Inc.

                 Consolidated Statements of Stockholders' Equity

                     Year Ended September 30, 2002 and 2001

--------------------------------------------------------------------------------

                                       Common Stock        Additional                              Accumulated
                                  ---------------------     Paid-In     Accumulated     Treasury  Comprehensive
                                    Shares     Amount       Capital       Deficit        Stock        Loss         Total
                                  ---------- ----------  ------------  ------------    ---------  ------------   ---------
Balance at October 1, 2000         9,888,517   $ 99       $14,910,899  $(12,853,417)   $(81,907)     $(25,017)   $1,950,657

Issuance of common stock in
     connection with private
     placement, net                1,362,112     14         1,362,295             -           -             -     1,362,309
Issuance of common stock
     in connection with
     acquisition, net                437,978      4           324,496             -           -             -       324,500
Issuance of common stock in
     connection with employee
     stock award                      23,333      -            17,500             -           -             -        17,500
Other comprehensive income
     for 2001                              -      -                 -             -           -         1,091         1,091
Net loss for 2001                          -      -                 -      (681,399)          -             -      (681,399)
                                  ----------   ----       -----------  ------------    --------      --------    ----------
Balance at September 30, 2001     11,711,940    117        16,615,190   (13,534,816)    (81,907)      (23,926)    2,974,658
Issuance of common stock in
     connection with private
     placement                       229,592      3           213,325             -           -             -       213,328
Issuance of common stock
     in exchange for services          8,000      -             5,060             -           -             -         5,060
Issuance of common stock
     upon debt conversion             25,000      -             6,500             -           -             -         6,500
Other comprehensive loss for
     2002                                  -      -                 -             -           -        (6,426)       (6,426)
Net loss for 2002                          -      -                 -      (439,117)          -             -      (439,117)
                                  ----------   ----       -----------  ------------    --------      --------    ----------
Balance at September 30, 2002     11,974,532   $120       $16,840,075  $(13,973,933)   $(81,907)     $(30,352)   $2,754,003
                                  ==========   ====       ===========  ============    ========      ========    ==========

                     McLaren Performance Technologies, Inc.

                      Consolidated Statements of Cash Flows

--------------------------------------------------------------------------------

                                                                               Year Ended    September 30,
                                                                                 2002             2001
                                                                             -----------      ------------
Cash flows from operation activities
     Net loss                                                                $  (439,117)     $   (681,399)
     Adjustment to reconcile net loss to net cash
         used in operating activities
              Depreciation and amortization                                    1,139,140           845,717
              Non-cash stock compensation                                            -              17,500
              Gain on disposal of equipment                                          -             (20,173)
              Loss on sales of available for sale securities                         -              15,992
              Gain on foreign currency translation                                (6,426)          (23,926)
              Decrease in deferred taxes                                        (138,474)          (47,639)
              Changes in operating assets and liabilities
                  Accounts receivable                                            363,449           330,846
                  Inventories                                                    279,675          (271,388)
                  Prepaid expenses and other                                      55,578           224,356
                  Accounts payable                                              (167,678)          788,545
                  Customer deposits                                              (18,000)         (322,790)
                  Accrued payroll and related costs                              (24,099)           (8,158)
                  Other accrued liabilities                                       39,629           (67,000)
                                                                             -----------      ------------
                  Net cash provided by operating
                      activities                                               1,083,677           780,483

Cash flows from investing activities
     Additions to property and equipment                                        (535,018)         (621,137)
     Proceeds from disposal of equipment                                             -             253,190
     Purchases of available for sale securities                                      -                (880)
     Proceeds from sale of available for sale securities                             -              40,795
     Cash paid for acquisition, net of cash acquired                                 -          (2,682,710)
     Additions to intangible assets                                               (6,059)              -
                                                                             -----------      ------------
                  Net cash used in investing activities                         (541,077)       (3,010,742)

Net cash from financing activities
     Net change in line of credit                                                317,793           (45,578)
     Proceeds from issuance of common stock                                      224,888         1,362,309
     Borrowings under notes payable                                            1,781,000         2,183,142
     Repayments under notes payable                                           (2,416,096)       (1,318,619)
     Repayments under capital lease obligations                                 (311,286)         (132,568)
                                                                             -----------      ------------
                  Net cash (used in) provided by financing
                        activities                                              (403,701)        2,048,686
                                                                             -----------      ------------
Net increase (decrease) in cash and cash equivalents                             138,899          (181,573)

Cash and cash equivalents at beginning of period                                 273,796           455,369
                                                                             -----------      ------------
Cash and cash equivalents at end of period                                   $   412,695      $    273,796
                                                                             ===========      ============
Supplemental disclosure of cash flow information
     Cash paid for interest                                                  $   515,000      $    505,000
                                                                             ===========      ============
     Cash paid for income taxes                                              $    12,000      $      2,000
                                                                             ===========      ============

   The accompanying notes are an integral part of these financial statements.

                     McLaren Performance Technologies, Inc.

                   Consolidated Notes to Financial Statements

                           September 30, 2002 and 2001

--------------------------------------------------------------------------------

Note A - Description of the Company

McLaren Performance Technologies, Inc. (formerly McLaren Automotive Group, Inc.) (the "Company"), is incorporated in the State of Delaware. The Company primarily services the automotive industry and developing, validating and certifying engines and related components and products.

On April 11, 2001, McLaren Performance Products, Inc., an Ontario Corporation ("MPP"), which is a wholly owned subsidiary of the Company, acquired all of the issued and outstanding shares of 503129 Ontario Inc., an Ontario Corporation ("503129"), and thereby acquired control of 503129's wholly owned subsidiary, Dart Machine Ltd. ("Dart") in exchange for: (a) 437,978 shares of the Company's authorized but unissued Common Stock valued at CAN$500,000 at the close of business on April 11, 2001, (b) CAN$2,000,000 of subordinated debt to shareholders of 503129, and (c) CAN$3,750,000 in cash. In order to finance the acquisition, MPP borrowed CAN$3,760,000 from Bank One Canada. Immediately after the purchase, MPP paid off CAN$830,000 of existing debt of 503129 and Dart. The acquisition was accounted for under the purchase method of accounting. Goodwill of approximately CAN$2,140,000 (including acquisition costs of approximately CAN$450,000) resulting from the transaction is being amortized on a straight-line basis over twenty years. In addition, the Company acquired assets of CAN$8,800,000 and assumed liabilities of CAN$4,360,000.

Results of operations of MPP are included in the consolidated financial statements subsequent to April 11, 2001. Unaudited proforma operating results of the Company, assuming the acquisition had occurred on October 1, 2000, are as follows:

                                                           2001
                                                        (Unaudited)
                                                        ----------
      Revenue                                           $17,049,000

      Loss from continuing operations                      (932,000)
      Net loss                                             (932,000)
      Diluted EPS (loss)                                       (.09)

Note B - Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended September 30, 2002 and 2001, the Company incurred losses of $439,117 and $681,399. Additionally, the Company has a deficit in working capital and as discussed in Notes D and E, the Company's line of credit facilities expire in January 2003 and the Company is in violation of certain financial position and operating covenants contained in its bank credit agreement. The bank has reserved its right to take any action permitted under the bank credit agreement, including requiring the Company to repay all amounts borrowed from the bank totaling $5,067,334 at September 30, 2002. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                     McLaren Performance Technologies, Inc.

                   Consolidated Notes to Financial Statements

                           September 30, 2002 and 2001

--------------------------------------------------------------------------------

Note B - Going Concern (Continued)

Management's plans with respect to these matters include the following:

Management plans to renew its existing line of credit facilities and to enter into a revised lending agreement with its bank to adjust certain financial covenants.

Management also plans to improve the Company's financial performance in 2003 and eventually return to profitability. Management believes that the Company's revenues will increase in 2003 with increased sales from its Dart subsidiary. Management also believes that the Company will continue to control its expenses through cost containment initiatives. Management believes successful implementation of the plans set forth above will enable the Company to continue as a going concern. If the Company is not successful in executing these plans, management may be forced to curtail operations or consider other strategic alternatives.

Note C - Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Inter-company accounts and transactions have been eliminated. Certain amounts in prior years have been reclassified to conform to the current year presentations.

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

Inventories

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market.

Inventories include the following:
                                               September 30,
                                           -------------------
                                             2002       2001
                                           --------   --------
           Raw materials                   $281,439   $231,347
           Work in process                  245,254    591,315
           Finished goods                    41,800     25,506
                                           --------   --------
                                           $568,493   $848,168
                                           ========   ========

                     McLaren Performance Technologies, Inc.

                           September 30, 2002 and 2001

--------------------------------------------------------------------------------

Note C - Summary of Significant Accounting Policies (Continued)

Property and Equipment

Property and equipment are stated at cost and include significant expenditures that increase the asset lives. Ordinary maintenance and repairs are charged to operations as incurred. Gains or losses on asset disposals are included in the determination of net income.

Depreciation is computed on straight-line and accelerated methods over estimated useful lives as follows:

         Building and improvements           20 to 25 years
         Leasehold improvements               5 years
         Machinery and equipment              5 to 15 years
         Vehicles                             5 years

Property and equipment consist of the following:

                                                     September 30,
                                            -----------------------------
                                                2002             2001
                                            -----------       -----------
         Land                               $   769,945       $   771,185
         Building and improvements            3,492,518         2,739,989
         Leasehold improvements                 256,523           246,593
         Machinery and equipment              5,915,145         5,833,586
         Vehicles                               156,906            72,607
         Construction in process                      -            77,536
                                            -----------       -----------
                                             10,591,037         9,741,496
         Less accumulated depreciation        2,684,937         1,687,700
                                            -----------       -----------
                                            $ 7,906,100       $ 8,053,796
                                            ===========       ===========

The machinery and equipment classification includes $1,396,602 and $1,062,393 of items under capital leases as of September 30, 2002 and 2001, respectively. As of September 30, 2002 and 2001, accumulated amortization of $129,416 and $39,197 was recorded on these assets, respectively.

For the years ended September 30, 2002 and 2001, the Company recorded depreciation and amortization expense of $1,020,889 and $775,259, respectively. This includes amortization expense of $90,219 and $36,106 on items under capital lease, respectively.

                     McLaren Performance Technologies, Inc.

                           September 30, 2002 and 2001

--------------------------------------------------------------------------------


Note C - Summary of Significant Accounting Policies (Continued)

Intangible Assets

Intangibles include the following:
                                                      September 30,
                                              ----------------------------
                                                 2002              2001
                                              ----------        ----------
        Trademark                             $  551,802        $  551,802
        Goodwill and other                     1,591,204         1,591,713
                                              ----------        ----------
                                               2,143,006         2,143,515
        Less accumulated amortization            251,220           139,536
                                              ----------        ----------
                                              $1,891,786        $2,003,979
                                              ==========        ==========

Goodwill represents the excess costs over fair value of net assets acquired. The Company re-evaluates goodwill and other intangibles on undiscounted operating cash flow whenever significant events or changes occur that might indicate impairment of recorded costs.

Intangible assets are being amortized on a straight-line basis over a period of 20 years. Amortization expense of $118,251 and $70,458 was recorded for years ended September 30, 2002 and 2001, respectively.

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

Stock Options

For options granted to employees and Board members, the Company follows the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for these option grants. For options and warrants to non-employees, the Company follows the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), and accordingly, recognizes expense using a fair market value method.

                     McLaren Performance Technologies, Inc.

                           September 30, 2002 and 2001

--------------------------------------------------------------------------------

Note C - Summary of Significant Accounting Policies (Continued)

Loss Per Share

Options to purchase common shares of approximately 1,729,900 and 1,770,000, as of September 30, 2002 and 2001, respectively, were not included in the computation of diluted net loss per share because such options would be anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

New Accounting Pronouncements

In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets". Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The Company intends to conform to the requirements of the new SFAS upon its required adoption date of October 1, 2002. The Company has not yet determined the impact the SFAS will have on the recorded value of its goodwill.

In July 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, that is effective for years beginning after June 15, 2002. Statement No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. Management believes that the adoption of this pronouncement will not have a material impact on the Company's financial position or results of operations. The Company will comply with the requirements of Statement No. 142 beginning in 2003.

In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that is effective for years beginning after December 15, 2001. Statement No. 144 establishes one accounting model for long-lived assets to be disposed of by sale and addresses significant implementation issues. Management believes that the adoption of this pronouncement will not have a material impact on the Company's financial position or results of operations. The Company will comply with the requirements of Statement No. 142 beginning in 2003.

                     McLaren Performance Technologies, Inc.

                           September 30, 2002 and 2001

--------------------------------------------------------------------------------

Note C - Summary of Significant Accounting Policies (Continued)

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring). "SFAS 146 requires that a liability for a cost associated with an exist or disposal activity be recognized when the liability is incurred, as opposed to being recognized at the date an entity commits to an exit or disposal plan under EITF 94-3. SFAS 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. This standard is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company anticipates the adoption of this SFAS will not have a material effect on its consolidated financial statements.

Significant Customers

During fiscal 2002, revenues from two customers represented 54 percent and 17 percent, respectively, of the Company's total revenues. These revenues were applicable to the McLaren Engines and McLaren Performance Products divisions of the Company. Those customers accounted for 24 percent and 50 percent, respectively, of accounts receivable at September 30, 2002.

During fiscal 2001, revenues from two customers represented 51 percent and 21 percent, respectively, of the Company's total revenues. These revenues were applicable to the McLaren Engines and McLaren Performance Products divisions of the Company. Those customers accounted for 19 percent and 38 percent, respectively, of accounts receivable at September 30, 2001.

Note D - Short Term Borrowings

The Company's McLaren Engines, Inc. subsidiary (Engines) maintains a line of credit with a bank. Engines may borrow up to the lesser of $1,400,000 or 80% of the accounts receivable not more than 90 days old. The interest rate is a at prime (4.50% at September 30, 2002). This line is secured by accounts receivable at Engines and provides for monthly interest payments with outstanding principal due in January 2003. The Company expects to renew this line of credit through 2004. As of September 30, 2002 and 2001, the outstanding balance on this line of credit totaled $650,000 and $600,000, respectively. As of September 30, 2002, $750,000 is available for use.

MPP maintains a line of credit with a bank and may borrow up to the lesser of CAN$1,500,000 or 80% of the accounts receivable not more than 90 days old. The interest rate is at Canadian prime plus 0.5% (5.0% at September 30, 2002). This line is secured by accounts receivable at MPP and provides for monthly interest payments with outstanding principal due in 2003. As of September 30, 2002 and 2001, the outstanding balance on this line of credit totaled US$267,793 and US$0, respectively. As of September 30, 2002, $101,687 is available for use.

                     McLaren Performance Technologies, Inc.

                           September 30, 2002 and 2001

--------------------------------------------------------------------------------

Note E - Long-Term Debt
                                                         2002         2001
                                                     -----------   -----------

Notes payable to a bank in monthly installments
aggregating $47,166, including interest at rates
ranging from prime plus .25% to prime plus 1.5%
(4.75% - 6.0%) at September 30, 2002. The notes
are collateralized by all assets of the Company.     $ 1,595,544   $ 2,874,959

Notes payable to a bank in monthly installments
aggregating $27,264, including interest ranging
from 8.15% to 9.5%, at September 30, 2002. These
notes are secured by various assets.                   2,553,999     1,836,996

Subordinated notes payable to several individuals,
quarterly payments of $118,003 including interest
at 6%. The notes are unsecured.                          964,648     1,104,633

Notes payable to individuals without interest
requiring payment through 2005. The notes are
unsecured.                                               110,895       127,064

Note payable requiring quarterly payments of
$56,250 plus interest at 5%.                             111,819       271,850

Subordinated convertible note payable to a
director with payments of $5,208 plus interest at
2% above the prime rate commencing on May 1, 2003.       243,500             -
                                                     -----------   -----------

Total notes payable                                    5,580,405     6,215,502
Less current portion                                  (4,941,942)   (1,616,648)
                                                     -----------   -----------

Total                                                $   638,463   $ 4,598,854
                                                     ===========   ===========

The agreements, under which the Company has the line of credit with a bank (see Note D) and the term loans, contain several financial covenants, including specified levels of tangible net worth, debt to equity ratios and debt service coverage. The terms of the Agreement also prohibit the payment of dividends, limit the amount of annual capital expenditures and include other restrictive covenants. The Company is not in compliance with the tangible net worth, debt to equity ratios and debt service coverage covenants as of September 30, 2002. The bank and management are in discussion to revise the agreements and management is pursuing other solutions to the violations.

Future scheduled maturities of notes payable as of September 30, 2002 are as follows:

             Year Ending September 30,
             ------------------------

                        2003                         $ 4,941,942
                        2004                             390,358
                        2005                              81,403
                        2006                             147,160
                        2007                              19,542
                                                     -----------

                                                     $ 5,580,405
                                                     ===========

                     McLaren Performance Technologies, Inc.

                           September 30, 2002 and 2001

--------------------------------------------------------------------------------

Note F - Capital Lease Obligations

The Company leases certain machinery and equipment under various agreements that expire in 2007. The leases have been accounted for as capital leases for financial reporting purposes. Future minimum lease payments under the leases consist of the following:

          Year Ending September 30,
          ------------------------

                   2003                                    $  435,165
                   2004                                       331,102
                   2005                                       242,252
                   2006                                       123,331
                   2007                                        52,476
                                                           ----------

          Total minimum lease payments                      1,184,326

          Less amounts representing interest                  159,927
                                                           ----------

          Present value of net minimum lease payments
            (including $357,105 classified as current)     $1,024,399
                                                           ==========

Note G - Related Party Transactions

Through June 15, 2002, the Company supplied engines to an Indy Racing League team which is 30% owned by a member of the Company's Board of Directors. Pursuant to the terms of this arrangement, the Company billed approximately $322,000 of costs associated with purchased parts and absorbed approximately $248,000 of internal costs associated with this promotional program. Amounts owed to the Company at September 30, 2002 is $28,695 and are included in accounts receivable.

Note H - Income Taxes

Deferred income tax assets or liabilities are computed based on the temporary difference between the financial statement and income tax basis of assets and liabilities using enacted income tax rates. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period.

Differences between the provision for income tax credits and income tax credits at the statutory federal income tax rate are as follows:

                                                         September 30,
                                                    ----------------------
                                                       2002        2001
                                                    ----------  ----------

          Income tax credit at statutory U.S.
            federal rates                           $(188,106)  $(243,368)
          Tax benefits not recognized due
            to loss carryforwards                      30,612     189,733
          Change in valuation allowance                (5,438)          -
          Goodwill amortization and other              48,796      19,246
                                                    ---------   ---------

                                                    $(114,136)  $ (34,389)
                                                    =========   =========

                     McLaren Performance Technologies, Inc.

                           September 30, 2002 and 2001

--------------------------------------------------------------------------------

Note H - Income Taxes (Continued)

Under SFAS No. 109, deferred tax assets (liabilities) are recognized for temporary differences that will result in deductible amounts in future periods. The components of the deferred tax assets (liabilities) are as follows:

                                                       September 30,
                                               ----------------------------
                                                   2002             2001
                                               -----------      -----------
Deferrd tax assets:
    Net operating loss carryforwards           $ 3,335,272      $ 2,979,872
    Capitalized research and development
      costs for tax purposes                       102,862          102,862
    Loss on investment                           1,440,354        1,440,354
    Accrued expenses                               186,140          258,849
    Other                                            6,619           78,552
                                               -----------      -----------
        Total deferred tax assets                5,071,247        4,860,489
Deferred tax liability:
    Property and equipment                      (1,403,647)      (1,325,925)

    Less:  Valuation reserve                    (4,297,095)      (4,302,533)
                                               -----------      -----------

    Net total deferred tax liability           $  (629,495)     $  (767,969)
                                               ===========      ===========

Realization of the net deferred income tax asset is dependent on generating sufficient taxable income during the periods in which temporary differences will reverse. Due to the Company's historical operating loss, a valuation reserve equal to the net deferred income tax asset has been recorded in the United States. As a result of the acquisition in Canada, the Company recorded a deferred tax liability of approximately $768,000 during 2001 relating to future Canadian income taxes.

The net operating loss carryforwards as of September 30, 2002 for U.S. federal tax purposes are approximately $9,000,000 and expire beginning in 2011.

Components of the credit for income taxes are as follows:

                                                       September 30,
                                               ----------------------------
                                                   2002             2001
                                               -----------      -----------
      Foreign taxes payable (credit):

          Current                              $    24,338      $    13,250
          Deferred                                (138,474)         (47,639)
                                               -----------      -----------

                                               $  (114,136)     $   (34,389)
                                               ===========      ===========

                     McLaren Performance Technologies, Inc.

                           September 30, 2002 and 2001

--------------------------------------------------------------------------------

Note I - Stock Option Plans

In August 1993, the Company's Board of Directors approved the 1993 Nonqualified Stock Option Plan in which any employee, officer, director or consultant that the Board, in its sole discretion, designates is eligible to participate. At September 30, 2002, no options were outstanding under this plan.

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

                     McLaren Performance Technologies, Inc.

                           September 30, 2002 and 2001

--------------------------------------------------------------------------------

Note I - Stock Option Plans (Continued)

A summary of the Company's outstanding stock options and activity follows:

                                                              Year Ended September 30,
                                            -----------------------------------------------------------
                                                       2002                               2001
                                            -------------------------          ------------------------
                                                            Weighted                           Weighted
                                             Shares         Average            Shares           Average
                                              Under         Exercise            Under          Exercise
                                             Options          Price            Options           Price
                                            ---------       ---------          ---------      ---------
Outstanding at beginning of year            1,771,312         $3.13            1,587,733         $3.89
Granted                                       767,500           .51              410,000           .87
Exercised                                         -               -                  -               -
Forfeited                                    (808,912)         3.67             (226,421)         3.87
Outstanding at end of year                  1,729,900          1.70            1,771,312          3.13
Exercisable at end of year                  1,154,900          2.24            1,361,312          3.80

The following table summarizes information about stock options outstanding as of September 30, 2002:

                                               Weighted           Weighted
       Exercise                                Average            Average
         Price              Number             Exercise          Remaining
        Average          Outstanding            Price               Life
      -----------        ------------         -----------       -----------
      $3.25-$6.50             356,250         $    4.317         .94 years
      $.380-$3.00           1,373,650         $    1.531        7.67 years

As permitted by SFAS No. 123, the Company continues to apply the accounting rules of APB 25 governing the recognition of compensation expense form its stock option plans. Had the Company applied the fair value based method of accounting, which is not required, to all grants of stock options, the Company would have recorded additional compensation expense and computed proforma net loss and loss per share amounts as follows:

                                                  Year Ended September 30,
                                                 --------------------------
                                                    2002             2001
                                                 ----------       ---------
         Additional compensation expense         $ 280,879        $  69,954
         Pro forma net loss                       (719,996)        (751,353)

         Pro forma loss per share:
             Basic                               $    (.06)       $    (.07)
             Diluted                             $    (.06)            (.07)

                     McLaren Performance Technologies, Inc.

                           September 30, 2002 and 2001

--------------------------------------------------------------------------------

Note I - Stock Option Plans (Continued)

These pro form amounts were determined by estimating the fair value of each option on its grant date using the Black-Scholes option pricing model. The following assumptions were applied; (i) risk-free interest rates ranging from
2.3 percent to 6.0 percent for all options, (ii) expected lives of 3 to 10 years for all options, (iii) expected volatility of 84% percent for 2002 and 81 percent for 2001 and (iv) no expected dividends. The weighted average grant date fair value of options granted during 2002 approximated $0.44.

Note J - Commitments

Lease Commitments

The Company leases building and office space, equipment and vehicles under various operational lease agreements extending through fiscal 2005. The following is a schedule of future minimum rental payments for the next five years:

      Year Ending September 30,
      ------------------------

               2003                                             $105,295
               2004                                              104,287
               2005                                               79,960
               2006                                                  -0-
               2007                                                  -0-

Rental expense of $177,900 and $189,500 was recorded during years ended September 30, 2002 and 2001, respectively.

Employment Contracts

As of September 30, 2002, the Company had employment contracts with three of its officers. These contracts call for monthly payments aggregating $39,583. These contracts expire in December 2002, April 2003 and October 2003.

Note K - Employee Benefit Plans

The Company has a 401(k) Plan under which all eligible employees may contribute up to 15 percent of their compensation. The Company matches contributions up to two percent of the participant's compensation.

During the year ended September 30, 2001, the Company merged its two separate 401(k) plans into one plan. The first of these plans had a 10 percent matching of employee contributions where the employee could contribute annually up to 15 percent to their total compensation. Under the terms of the second plan, the Company would match the employees' contribution up to 2 percent of their total compensation where the employee could contribute up to 18 percent their total compensation.

The Company also maintains a matching RSP plan for its Canadian employees. The Company matches the first $25 of each employee's monthly contributions.

The Company's contributions were $70,928 and $74,301 for the years ended September 30, 2002 and 2001, respectively.

                     McLaren Performance Technologies, Inc.

                           September 30, 2002 and 2001

--------------------------------------------------------------------------------

Note L - Reportable Segments

McLaren Performance Technologies, Inc. has three reportable segments. As discussed in Note A, McLaren Engines derives its revenues from designing, developing, fabricating, testing and validating engines and related components for the automotive OEM's. McLaren Traction Technologies derives revenues from license fees and royalties relating to its GERODISC technology, as well as from performing research and development on a fee for service basis. McLaren Performance Products is a specialty manufacturer of automotive powertrain products.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on income or loss from operations before income taxes, and accounts for inter-segment sales as if they were to third parties.

Financial information by reportable segment is as follows:

                                                        September 30,
                                               -----------------------------
                                                   2002              2001
                                               -----------       -----------
    Revenues:
        McLaren Traction                       $   624,100       $   644,500
        McLaren Engines                         11,775,900        12,065,100
        McLaren Performance Products             3,453,400         1,850,800
        Intercompany eliminations                 (164,300)         (115,900)
                                               -----------       -----------
                                               $15,689,100       $14,444,500
                                               ===========       ===========
    Interest expense:
        McLaren Traction                       $    31,400       $    60,000
        McLaren Engines                            208,800           267,600
        McLaren Performance Products               278,400           177,800
        McLaren Corporate                           18,800            29,800
                                               -----------       -----------
                                               $   537,400       $   535,200
                                               ===========       ===========
    Depreciation and amortization:
        McLaren Traction                       $    93,300       $   105,000
        McLaren Engines                            638,900           570,000
        McLaren Performance Products               384,100           150,000
        McLaren Corporate                           22,800            20,700
                                               -----------       -----------
                                               $ 1,139,100       $   845,700
                                               ===========       ===========
    Income (loss) before income taxes:
        McLaren Traction                       $   979,900       $  (100,100)
        McLaren Engines                            (48,400)          589,800
        McLaren Performance Products              (571,300)         (123,100)
        McLaren Corporate                         (913,500)       (1,082,400)
                                               -----------       -----------
                                               $  (553,300)      $  (715,800)
                                               ===========       ===========

                     McLaren Performance Technologies, Inc.

                           September 30, 2002 and 2001

--------------------------------------------------------------------------------


Note L - Reportable Segments (Continued)

Financial information by reportable segment is as follows:

                                                         September 30,
                                                 -----------------------------
                                                     2002              2001
                                                 -----------       -----------
      Segment assets:
          McLaren Traction                       $   154,500       $   416,100
          McLaren Engines                          6,873,500         7,612,300
          McLaren Performance Products             6,622,900         6,390,100
          McLaren Corporate                          174,200           226,300
                                                 -----------       -----------
                                                 $13,825,100       $14,644,800
                                                 ===========       ===========
      Expenditures for segment assets
          McLaren Traction                       $        -        $        -
          McLaren Engines                            478,400           596,700
          McLaren Performance Products                13,400                -
          McLaren Corporate                           43,200            24,500
                                                 -----------       -----------
                                                 $   535,000       $   621,200
                                                 ===========       ===========

Note M - Selected Quarterly Financial Data (Unaudited)

Quarterly consolidated results of operations are summarized as follows:



                                                                 Quarter Ended
                                         ---------------------------------------------------------------
                                         December 31,       March 31,        June 30,       September 30,
                                         ------------       ---------        --------       ------------
2002
     Revenues                            $4,044,000        $3,597,100       $4,232,800        $3,815,200
     Gross profit                           931,400           772,500        1,029,000           987,900
     (Loss) before tax provision           (306,200)         (368,100)        (238,500)          359,500
     Net income (loss)                     (274,200)         (353,800)        (238,200)          427,000
     Earnings (loss) per share                (0.02)             (.03)            (.02)              .04


2001
     Revenues                            $2,990,100        $3,254,800       $4,152,600        $4,047,000
     Gross profit                         1,128,200           921,600        1,218,400         1,052,400
     Loss before tax provision              (59,200)         (195,500)         (61,600)         (399,500)
     Net loss                               (59,200)         (195,500)         (61,600)         (365,100)
     Loss per share                           (0.01)            (0.02)           (0.01)             (.03)

Quarterly loss per share may not add up to annual loss per share because of rounding and shares issued during the year.

                     McLaren Performance Technologies, Inc.

                           September 30, 2002 and 2001

--------------------------------------------------------------------------------

Note N - Equity Transactions

During fiscal 2002 the Company sold 229,592 shares of its common stock. Net proceeds after issuance costs were approximately $213,000.

The Company also issued warrants as follows:

Shares Under Warrant        Exercise Price         Expiration Date
--------------------        --------------        -----------------

22,959                          $1.00             February 28, 2003
22,959                           2.00             February 27, 2004
30,000                           2.00             April 29, 2003
37,500                           1.00             December 31, 2003

During fiscal 2001 the Company sold 1,362,112 shares of its common stock in four separate transactions. Net proceeds after issuance costs were approximately $1,400,000. In connection with these sales, the Company also issued warrants to the purchasers as follows:

Shares Under Warrant        Exercise Price         Expiration Date
--------------------        --------------        -----------------
51,020                          $1.00             December 31, 2002
20,408                           1.00             February 28, 2003
51,020                           2.00             December 31, 2003
20,408                           2.00             February 27, 2004

A summary of the Company's outstanding warrants and activity is as follows:


                                                     2002                              2001
                                          --------------------------        ---------------------------
                                            Warrants       Weighted          Warrants         Weighted
                                             Shares        Average            Shares           Average
                                             Under         Exercise           Under           Exercise
                                            Options         Price            Options            Price
                                          -----------     ----------        ----------       ----------
Outstanding at beginning of year              292,856          $3.13           350,000           $2.00
Granted                                       113,418           1.70           142,856            1.50
Exercised                                           -              -                 -               -
Forfeited                                           -              -           200,000            2.00
                                          -----------     ----------        ----------       ---------
Outstanding and exercisable
  at end of year                              406,274          $1.68           292,856           $1.76
                                          ===========     ==========        ==========       =========

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

A balance of 58,224 shares is available for issuance under this plan at September 30, 2002. No stock has been issued under this plan since fiscal 1990.

In June 1994, the Company's Board of Directors approved a Director Stock Compensation Plan and has reserved 20,000 shares of the Company's common stock for issuance in exchange for services provided to the Company outside of their regular duties as directors. All members of the Board of Directors will be eligible to receive shares under the plan. A balance of 20,000 shares is available for issuance under this plan at September 30, 2002. No shares have been issued since fiscal 1994.

Stock Grant

In June 2001, the Company granted 23,333 shares of common stock to an executive in connection with an employment agreement. Compensation expense totaling
$0 and $17,500 are included in the accompanying statements of operation for the years ended September 30, 2002 and 2001, respectively.

                     McLaren Performance Technologies, Inc.

                           September 30, 2002 and 2001

--------------------------------------------------------------------------------


Note O - Gain on Sale of Technology

On July 23, 2002, the Company sold its patents, trademarks and licenses associated with its Gerodisc type differentials and couplings for vertical drivelines in exchange for $1,000,000. Subject to the performance of certain Gerodisc liscencees, the Company may receive up to an additional $500,000. Furthermore, the Company will receive a royalty of $2 per unit sale during the period from 2005 through 2009, up to a maximum of $1,000,000 in the aggregate. Included in other income is $1,000,000 representing the gain on sale. Contingent payments which maybe received in the future will be recorded as income when received.