Form 10QSB
period 2002-12-31
MCLAREN PERFORMANCE TECHNOLOGIES INC
filed 2003-02-19
CIK 789547

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ___________

                           Commission File No. 0-16176

                     McLAREN PERFORMANCE TECHNOLOGIES, INC.
                      ------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Delaware                                   84-1016459
   -------------------------------           ---------------------------------
   (State or other jurisdiction of           (IRS Employer Identification No.)
   incorporation or organization)

   32233 West Eight Mile Road
   Livonia, Michigan                                      48152
   ----------------------------------------          ------------------
   (Address of principal executive offices)              (Zip Code)

                                 (248) 477-6240
                             -----------------------
                           (Issuer's telephone number)

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

There were 11,964,532 shares of the Registrant's common stock outstanding as of February 18, 2003.

Transitional Small Business Disclosure Format (Check one): Yes [_]  No [X]

                     McLAREN PERFORMANCE TECHNOLOGIES, INC.
                                   FORM 10-QSB

                                      INDEX

                                                                                Page
Part I.   Financial Information                                                   1

Item 1.   Financial Statements                                                    1

          Consolidated Condensed Unaudited Balance Sheet as of
          December 31, 2002                                                       1

          Consolidated Condensed Unaudited Statements of Operations for the
          three month periods ended December 31, 2002 and 2001                    2

          Consolidated Condensed Unaudited Statements of Cash Flows for
          the three month periods ended December 31, 2002 and 2001                3

          Notes to Consolidated Condensed Unaudited Financial Statements          4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                     7

Item 3.   Controls and Procedures                                                 7

Part II.  Other Information                                                       7

Signatures                                                                        8

Certifications

MCLAREN PERFORMANCE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED UNAUDITED BALANCE SHEET
As of December 31, 2002

Assets

  Current assets:
      Cash and cash equivalents                                      $    327,353
      Accounts receivable, net of allowance for doubtful accounts
         of $85,400                                                     2,326,552
      Inventories                                                         565,066
      Prepaid expenses and other                                          299,783
                                                                      -----------
        Total current assets                                            3,518,754


  Property and equipment, net of accumulated depreciation
    and amortization                                                    7,696,070

  Intangible assets, net of accumulated amortization                    1,902,489
                                                                     ------------

        Total assets                                                 $ 13,117,313
                                                                     ============


Liabilities and stockholders' equity

  Current liabilities:
      Line of credit payable                                         $  1,304,400
      Accounts payable                                                  1,799,277
      Customer deposits                                                   152,760
      Accrued payroll and related costs                                   161,021
      Other accrued liabilities                                           235,518
      Current portion of capital lease obligations                        342,499
      Current portion of long term debt                                 4,897,386
                                                                     ------------
        Total current liablities                                        8,892,861

  Capital lease obligations, net of current portion                       595,968

  Long-term debt, net of current portion                                  517,743

  Deferred taxes                                                          553,521
                                                                     ------------

        Total liablities                                               10,560,093


  Stockholders' equity:
      Preferred stock, $.001 par value
         Authorized--10,000,000 shares
         No shares issued or outstanding                                        -
      Common stock, $.00001 par value
          Authorized--20,000,000 shares
          Issued and outstanding 11,964,532 shares                            120
      Additional paid in capital                                       16,837,575
      Accumulated deficit                                             (14,173,811)
      Less: Treasury stock, 8,500 shares                                  (81,907)
      Accumulated comprehensive loss                                      (24,757)
                                                                     ------------
        Total stockholders' equity                                      2,557,220
                                                                     ------------


        Total liabilities and stockholders' equity                   $ 13,117,313
                                                                     ============

See accompanying notes to consolidated condensed unaudited financial statements.

MCLAREN PERFORMANCE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED UNAUDITED STATEMENTS OF OPERATIONS
For the three months ended December 31, 2002 and 2001

                                                                2002             2001
Revenues:
 License and royalties                                      $   141,940      $   189,685
 Service and product revenues                                 2,990,834        3,854,272
                                                            -----------      -----------
   Total Revenues                                             3,132,774        4,043,957

 Cost of revenues                                             2,386,868        3,112,531
                                                            -----------      -----------
   Gross profit                                                 745,906          931,426

Operating expenses:
 Research and development                                             -           52,358
 Selling, general and administrative                            934,862        1,042,134
                                                            -----------      -----------
                                                                934,862        1,094,492
                                                            -----------      -----------

Loss from operations                                           (188,956)        (163,066)

Other income (expense)
 Interest income                                                    481              704
 Interest expense                                              (126,473)        (135,096)
 Other                                                           45,626           (8,771)
                                                            -----------      -----------
                                                                (80,366)        (143,163)
                                                            -----------      -----------

Loss before income taxes                                       (269,322)        (306,229)

Credit for income taxes                                         (69,444)         (31,983)
                                                            -----------      -----------

 Net loss                                                      (199,878)        (274,246)
                                                            ===========      ===========

 Basic and diluted net loss per share                       $     (0.02)     $     (0.02)
                                                            ===========      ===========

Weighted average number of basic and diluted common
 shares outstanding                                          11,973,010       11,871,656
                                                            ===========      ===========

Comprehensive loss:

 Net loss                                                   $  (199,878)     $  (274,246)
 Foreign currency translation adjustment                          5,595           (6,196)
                                                            -----------      -----------

 Comprehensive loss                                         $  (194,283)     $  (280,442)
                                                            ===========      ===========

See accompanying notes to consolidated condensed unaudited financial statements.

MCLAREN PERFORMANCE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS
For the three months ended December 31, 2002 and 2001

                                                           2002            2001
Cash flows from operating activities
 Net income (loss)                                     $ (199,878)     $ (274,246)
 Adjustments to reconcile net income (loss) to
  net cash used in operating activities
   Depreciation and amortization                          216,552         308,520
   Loss on disposal of equipment                            4,771               -
   Gain (loss) on foreign currency translation              5,595          (6,196)
   Change in deferred taxes                               (75,974)         (6,065)
   Changes in operating assets and liabilities:
    Accounts receivable                                   490,648         230,829
    Inventories                                             3,427         373,013
    Prepaid expenses and other                            (73,419)        (96,480)
    Accounts payable                                     (508,336)        112,953
    Customer deposits                                     110,760               -
    Accrued payroll and related costs                    (112,764)       (142,311)
    Other accrued liabilities                             (60,127)        (13,577)
                                                      -----------     -----------

Net cash (used in) provided by operating activities      (198,745)        486,440

Cash flows from investing activities:
 Additions to property and equipment                      (21,996)       (191,838)
                                                      -----------     -----------

Net cash used in investing activities                     (21,996)       (191,838)

Net cash from financing activities
 Net change in line of credit                             386,607        (230,770)
 Proceeds from issuance of common stock                         -         223,000
 Repayments of notes payable                             (165,276)       (283,843)
 Repayments under capital lease obligations               (85,932)        (66,103)
                                                      -----------     -----------

Net cash provided by (used in) financing activities       135,399        (357,716)
                                                      -----------     -----------

Net decrease in cash and cash equivalents                 (85,342)        (63,114)

Cash and cash equivalents at beginning of period          412,695         273,796
                                                      -----------     -----------

Cash and cash equivalents at end of period             $  327,353      $  210,682
                                                      ===========     ===========

Redemption of common stock offset against other
 receivables                                           $    2,500      $        -
                                                      ===========     ===========

See accompanying notes to consolidated condensed unaudited financial statements.

                     MCLAREN PERFORMANCE TECHNOLOGIES, INC.
         NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS

PRESENTATION

The financial statements included herein have been prepared by McLaren Performance Technologies, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make these financial statements not misleading; however, it is suggested that these financial statements and the accompanying notes to the financial statements be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002. The financial data for the interim period may not necessarily be indicative of results to be expected for the year.

In the opinion of the Company, these unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of McLaren Performance Technologies, Inc. as of December 31, 2002 and the results of the Company's operations and its cash flow for the three months then ended.

NET INCOME (LOSS) PER SHARE

Net income (loss) per share is based on the weighted average number of common and common equivalent shares outstanding. Common stock equivalents were not considered in this calculation, as their effect would be antidilutive.

EQUITY TRANSACTIONS

During December 2002, the Company cancelled 10,000 shares of its common stock owned by a former officer of the Company. Total value was $2,500. This amount was offset against a balance owed to the Company by this former officer.

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

Financial information by reportable segment for the three months ended December 31, 2002 and 2001 is as follows:

                                                  Three months ended December 31
                                                      2002             2001
                                                -----------------------------------
      Revenues:
        McLaren Traction                           $     141,940     $   234,685
        McLaren Engines                                1,986,370       3,120,692
        McLaren Performance Products                   1,028,017         726,508
        Intercompany eliminations                        (23,553)        (37,928)
                                                --------------------------------
                                                   $   3,132,774     $ 4,043,957
                                                ================================

      Income (loss) before income taxes:
        McLaren Traction                           $     141,940     $    70,064
        McLaren Engines                                   36,703        (100,403)
        McLaren Performance Products                    (200,618)        (94,026)
        McLaren Corporate                               (247,347)       (181,864)
                                                --------------------------------
                                                   $    (269,322)    $  (306,229)
                                                ================================

NOTES PAYABLE

The Company has reclassified approximately $3,400,000 of its Bank notes from long term liabilities to short term liabilities because the Company is not in compliance with covenants on these bank loans.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets." Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The Company adopted the requirements of the new SFAS upon its required adoption date of October 1, 2002. Accordingly, the Company discontinued amortizing goodwill and other indefinite lived intangible assets. The Company has not yet determined the impact the SFAS will have on the recorded value of its goodwill.

In July 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations", that is effective for years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible assets long-lived assets and associated retirement costs. Adoption of this pronouncement did not have a material effect on the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", that is effective for years beginning after December 15, 2001. SFAS 144 establishes one accounting model for long-lived assets to be disposed of by sale and addresses significant implementation issues. Adoption of this pronouncement did not have a material effect on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which is effective for exit or disposal activities that are initiated after December 31, 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. Management believes that the adoption of this pronouncement will not have a material impact on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123", which is effective for years ending after December 15, 2002. This Statement amends FASB SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of this pronouncement did not have an impact on the Company's financial position or results of operations.

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

THE THREE MONTHS ENDED DECEMBER 31, 2002 VERSUS THREE MONTHS ENDED DECEMBER 31, 2001

     The Company showed a net loss of $199,878 for the three months ended December 31, 2002 compared to a net loss of $274,246 for the three months ended December 31, 2001. Revenues were $3,132,774 compared to $4,043,957 for the same period last year. The decrease of approximately 22.5% was due in part to the Company's loss of revenue from its Cadillac racing motor program, coupled with an overall decease in the automotive supplier sector. Cash used from operations was $198,745 for the period ended December 31, 2002 compared to $486,440 provided by operations for the same period last year.

     Although revenues were down, the Company's operational performance improved due to several factors including management restructure of expenses, increase in productivity and a decrease in interest costs.

     Factors affecting revenues of the Company included a lack of Engine Audit testing, along with a softening of dynamometer testing in the Engines business unit. Both factors are the result of an end of calendar year seasonal influence. With budgets replenished for 2003 and increased sales activity, management believes that those areas will begin to rebound with new opportunities presenting themselves.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company requires working capital principally to fund its current operations. The Company maintains a revolving line of credit with a financial institution, which allows for borrowings to help with working capital needs. These facilities expired in January of 2003 but have been renewed through the end of February of 2003. Management continues to work with the financial institution to renew these bank facilities on a longer-term basis and believes that it will be able to do so. The Company may be required to supplement its available cash and other liquid assets with proceeds from borrowings, the sales of additional securities, or other sources. There can be no assurance that any such required additional funding will be available or, if available, that it can be obtained on terms favorable to the Company.

     SIGNIFICANT ACCOUNTING POLICIES

     The Company's significant accounting policies include:

     General - The Company's consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. As such, the Company is required to make certain estimates, judgments and assumptions that it believes are reasonable based upon information available. By their nature, these estimates are subject to an inherent degree of uncertainty and actual results could differ from the Company's estimates. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The significant accounting policies which the Company believes are the most critical to aid in fully understanding and evaluating the reported consolidated financial results include the following:

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

ITEM 3. CONTROLS AND PROCEDURES

    (a)    Evaluation of disclosure controls and procedures. The Company's
 Chief Executive Officer and the Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rule 13a-14 and 15d-14 under the Exchange Act, as of a date within ninety days before the filing of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission rules and forms.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. None.

ITEM 2. CHANGES IN SECURITIES. None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

       The Company is currently out of compliance with covenants on several of its senior bank notes. Because the Company is not in compliance with these bank covenants, generally accepted accounting principles call for the Company to reclassify all of this debt to a current maturity status. The amount reclassified as current debt is approximately $3,400,000. The Company is currently working with its lending institution to resolve the non-compliance issues. The total amount reclassified was approximately 25.3% of the total assets of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5. OTHER INFORMATION.  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) EXHIBITS. The following exhibits are filed herewith electronically:

         3.2   Amended and Restated Bylaws

         99.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) REPORTS ON FORM 8-K.

         (1) A report on Form 8-K was filed on November 4, 2002 to include the text of a press release. The press release addressed the Company's continued listing on The Nasdaq SmallCap Market via an exception to the minimum bid price requirements.

         (2) A report on Form 8-K was filed on December 4, 2002 to announce that on December 3, 2002, the Company's common stock was delisted from The Nasdaq SmallCap Market and that the common stock is quoted on the Over the Counter Bulletin Board under the symbol "MCLN."

                                   SIGNATURES

       In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         McLAREN PERFORMANCE TECHNOLOGIES, INC.

Date:  February 19, 2003
                                         /s/ Chris J. Panzl
                                         ---------------------------------------
                                         Chris J. Panzl, Chief Financial Officer

                              10-QSB CERTIFICATION

         I, Wiley R. McCoy, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of McLaren Performance Technologies, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 19, 2003
                                                /s/ Wiley R. McCoy
                                                --------------------------------
                                                Wiley R. McCoy
                                                Chief Executive Officer

                              10-QSB CERTIFICATION

         I, Chris J. Panzl, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of McLaren Performance Technologies, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 19, 2003
                                                     /s/ Chris J. Panzl
                                                     ---------------------------
                                                     Chris J. Panzl
                                                     Chief Financial Officer