Form 10KSB/A
period 2002-09-30
MCLAREN PERFORMANCE TECHNOLOGIES INC
filed 2003-02-27
CIK 789547

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-KSB/A
                                 Amendment No. 1

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

                  Yes   X           No ____
                      -----

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the most recent fiscal year were $15,689,100.

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

Transitional Small Business Disclosure Format (Check One:)            Yes __   No    X
                                                                                   -----

                                EXPLANATORY NOTE

This Amendment No. 1 to Form 10-KSB is being filed for the sole purpose of correcting typographical errors in Item 11. Item 11 is hereby included in its entirety. Upon correction, the information contained in Item 11 will conform to
Note I of the Form 10-KSB and with the Annual Report that was distributed to stockholders. Readers are referred to the Company's Form 10-KSB for the year ended September 30, 2002, for information concerning the Company's business and financial status, including its audited financial statements and a complete list of exhibits. This Amendment No. 1 to Form 10-KSB does not reflect events occurring after the filing of the original Form 10-KSB, or modify or update those disclosures affected by subsequent events.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         EQUITY PLAN COMPENSATION INFORMATION. The Company's equity compensation plans include the 1994 Stock Option Plan and the 2000 Stock Option Plan. See
Note I of the Notes to the Consolidated Financial Statements for the general terms of these plans.

         The following chart gives aggregate information regarding grants under all of the Company's equity compensation plans through September 30, 2002:


                                                                                           Number of securities remaining
                                                                                           available for future issuance
                               Number of securities to be                                  under equity compensation
                               issued upon exercise of       Weighted-average exercise     plans (excluding securities
Plan Category                  outstanding options           price of outstanding options  reflected in the first column)
Equity compensation plans                1,729,900                       $1.70                        2,271,100
approved by shareholders

Equity compensation plans not                    -                           -                                -
approved by shareholders

Total                                    1,729,900                        $1.70                       2,271,100

         The remainder of the information required by Item 11 is incorporated by reference from the information set forth under the caption "Election of Directors" in the Proxy Statement.

EXHIBITS

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

                                          McLAREN PERFORMANCE TECHNOLOGIES, INC.


                                          By: /s/ Wiley R. McCoy
                                              --------------------------------
Dated:   February 26, 2003                    Wiley R. McCoy
                                              Its: Chief Executive Officer

                                          By: /s/ Chris J. Panzl
                                              --------------------------------
Dated:   February 26, 2003                    Chris J. Panzl
                                              Its: Chief Financial Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                             TITLE                               DATE

/s/ Wiley R. McCoy                    Chief Executive Officer and         February 26, 2003
-------------------------------
Wiley R. McCoy                        Director


/s/ Hayden H. Harris                  Chairman of the Board and Director  February 26, 2003
-------------------------------
Hayden H. Harris


                                      Vice Chairman of the Board and      February __, 2003
-------------------------------
Stephen Davis                         Director


_______________________________       Director                            February __, 2003
Nicholas P. Bartolini


_______________________________       Director                            February __, 2003
Lawrence Cohen


/s/ David D. Jones                    Director                            February 26, 2003
-------------------------------
David D. Jones


/s/ Robert J. Sinclair                Director                            February 26, 2003
-------------------------------
Robert J. Sinclair


/s/ Amherst H. Turner                 Director                            February 26, 2003
-------------------------------
Amherst H. Turner

                              10-KSB CERTIFICATION

       I, Wiley R. McCoy, certify that:

       1. I have reviewed the annual report on Form 10-KSB, as amended by this Amendment No. 1, of McLaren Performance Technologies, Inc.;

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


February 26, 2003                           /s/ Wiley R. McCoy
                                            ------------------------------------
                                            Wiley R. McCoy
                                            Chief Executive Officer

                              10-KSB CERTIFICATION

       I, Chris J. Panzl, certify that:

       1. I have reviewed this annual report on Form 10-KSB, as amended by this Amendment No. 1, of McLaren Performance Technologies, Inc.;

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


February 26, 2003                           /s/ Chris J. Panzl
                                            ------------------------------------
                                            Chris J. Panzl
                                            Chief Financial Officer

                                  EXHIBIT LIST

EXHIBIT
NUMBER        DESCRIPTION                          LOCATION

99.1          Certification of Chief Executive     Filed herewith electronically
              Officer

99.2          Certification of Chief Financial     Filed herewith electronically
              Officer