Form 10QSB
period 2003-03-31
MCLAREN PERFORMANCE TECHNOLOGIES INC
filed 2003-05-21
CIK 789547

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ___________

                           Commission File No. 0-16176

                     McLAREN PERFORMANCE TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Delaware                                 84-1016459
     -------------------------------           ---------------------------------
     (State or other jurisdiction of           (IRS Employer Identification No.)
     incorporation or organization)


     32233 West Eight Mile Road
     Livonia, Michigan                                        48152
     ----------------------------------------      -----------------------------
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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

There were 11,964,532 shares of the Registrant's common stock outstanding as of May 14, 2003.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                     McLAREN PERFORMANCE TECHNOLOGIES, INC.
                                   FORM 10-QSB

                                      INDEX

                                                                              Page

Part I.  Financial Information                                                 1

Item 1.  Financial Statements                                                  1

         Consolidated Condensed Unaudited Balance Sheet as of
         March 31, 2003                                                        1

         Consolidated Condensed Unaudited Statements of Operations for the
         three and six month periods ended March 31, 2003 and 2002             2

         Consolidated Condensed Unaudited Statements of Cash Flow for
         six month periods ended March 31, 2003 and 2002                       3

         Notes to Consolidated Condensed Unaudited Financial Statements        4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   8

Item 3.  Controls and Procedures                                               9

Part II. Other Information                                                    10

Signatures                                                                    11

Certifications                                                                12

ITEM 1. FINANCIAL STATEMENTS

MCLAREN PERFORMANCE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED UNAUDITED  BALANCE SHEET
As of March 31, 2003

Assets

  Current assets:
      Cash and cash equivalents                                            $    282,169
      Accounts receivable, net of allowance for doubtful accounts
         of $50,000                                                           3,821,502
      Inventories                                                               563,908
      Prepaid expenses and other                                                285,092
                                                                           ------------
        Total current assets                                                  4,952,671

  Property and equipment, net of accumulated depreciation
    and amortization                                                          8,030,134

  Intangible assets, net of accumulated amortization                          1,989,354
                                                                           ------------

        Total assets                                                       $ 14,972,159
                                                                           ============

Liabilities and stockholders' equity

  Current liabilities:
      Line of credit payable                                               $  1,546,285
      Accounts payable                                                        3,155,204
      Customer deposits                                                         411,652
      Accrued payroll and related costs                                         267,541
      Other accrued liabilities                                                 211,463
      Current portion of capital lease obligations                              359,052
      Current portion of long term debt                                       5,115,820
                                                                           ------------
        Total current liabilities                                            11,067,017

  Capital lease obligations, net of current portion                             491,437

  Long-term debt, net of current portion                                        230,904

  Deferred taxes                                                                550,853
                                                                           ------------

        Total liabilities                                                    12,340,211

  Stockholders' equity:
      Preferred stock, $.001 par value
         Authorized--10,000,000 shares
         No shares issued or outstanding                                              -
      Common stock, $.00001 par value
          Authorized--20,000,000 shares
          Issued and outstanding 11,964,532 shares                                  120
      Additional paid in capital                                             16,837,575
      Accumulated deficit                                                   (14,134,771)
      Less:  Treasury stock, 8,700 shares                                       (81,907)
      Accumulated comprehensive income                                           10,931
                                                                           ------------
        Total stockholders' equity                                            2,631,948
                                                                           ------------

        Total liabilities and stockholders' equity                         $ 14,972,159
                                                                           ============

See accompanying notes to consolidated condensed unaudited financial statements.

MCLAREN PERFORMANCE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED UNAUDITED STATEMENTS OF OPERATIONS

For the three and six months ended March 31, 2003 and 2002

                                                      For the three months ended               For the six months ended
                                                               March 31                               March 31
                                                 -----------------------------------     -----------------------------------
                                                      2003                 2002               2003                 2002
                                                 --------------       --------------     --------------       --------------
Revenues:
    License and royalties                         $     50,000         $    153,380       $    191,940         $    343,065
    Service and product revenues                     4,623,002            3,443,730          7,613,836            7,298,002
                                                  ------------         ------------       ------------         ------------
        Total Revenues                               4,673,002            3,597,110          7,805,776            7,641,067

    Cost of revenues                                 3,657,250            2,824,569          6,044,118            5,937,100
                                                  ------------         ------------       ------------         ------------
        Gross profit                                 1,015,752              772,541          1,761,658            1,703,967

Operating expenses:
    Research and development                                 -               86,294                  -              138,652
    Selling, general and administrative                985,642              969,680          1,920,504            2,011,814
                                                  ------------         ------------       ------------         ------------
                                                       985,642            1,055,974          1,920,504            2,150,466
                                                  ------------         ------------       ------------         ------------

Loss from operations                                    30,110             (283,433)          (158,846)            (446,499)

Other income(expense)
    Interest income                                        320                  142                801                  846
    Interest expense                                  (137,973)            (132,569)          (264,446)            (267,665)
    Foreign Exchange Gain                               88,833               24,728            109,465               18,118
    Other                                                7,188               23,036             32,182               20,875
                                                  ------------         ------------       ------------         ------------
                                                       (41,632)             (84,663)          (121,998)            (227,826)
                                                  ------------         ------------       ------------         ------------

Income(loss) before income taxes                       (11,522)            (368,096)          (280,844)            (674,325)

Credit for income taxes                                (50,562)             (14,256)          (120,006)             (46,239)
                                                  ------------         ------------       ------------         ------------

        Net income(loss)                              $ 39,040         $   (353,840)      $   (160,838)        $   (628,086)
                                                  ============         ============       ============         ============

Basic net income(loss) per share                  $       0.00         $      (0.03)      $      (0.01)        $      (0.05)
                                                  ============         ============       ============         ============

Weighted average number of basic common
    shares outstanding                              11,964,532           11,941,532         11,968,818           11,906,210
                                                  ============         ============       ============         ============

Diluted net income(loss) per share                $       0.00         $      (0.03)      $      (0.01)        $      (0.05)
                                                  ============         ============       ============         ============

Weighted average number of diluted common
    shares outstanding                              12,008,113           11,941,532         11,968,818           11,906,210
                                                  ============         ============       ============         ============


Comprehensive loss:

    Net income(loss)                              $     39,040         $   (353,840)      $   (160,838)        $   (628,086)
    Foreign currency translation adjustment             35,688               (1,837)            41,283               (8,033)
                                                  ------------         ------------       ------------         ------------

    Comprehensive income(loss)                    $     74,728         $   (355,677)      $   (119,555)        $   (636,119)
                                                  ============         ============       ============         ============

See accompanying notes to consolidated condensed unaudited financial statements.

MCLAREN PERFORMANCE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS

For the six months ended March 31, 2003 and 2002

                                                                  2003                2002
                                                              -------------      --------------

Cashflows from operating activities
    Net loss                                                   $ (160,838)        $  (628,086)
    Adjustments to reconcile net loss to
      net cash used in operating activities
        Depreciation and amortization                             544,275             587,289
        Provision for uncollectible accounts receivable            25,000             (60,000)
        Loss on disposal of equipment                               4,866                   -
         Gain on foreign currency translation                    (118,841)             (8,033)
         Decrease in deferred taxes                              (123,019)             (7,884)
         Changes in operating assets and liabilities:
            Accounts receivable                                  (957,701)            657,992
            Inventories                                            36,994             503,315
            Prepaid expenses and other                            (42,935)            (64,521)
            Accounts payable                                      765,898            (602,492)
            Customer deposits                                     355,276              (6,000)
            Accrued payroll and related costs                     (10,322)            (15,727)
            Other accrued liablities                              (94,411)            (39,753)
                                                               ----------         -----------

Net cash provided by operating activities                         224,242             316,100

Cash flows from investing activities
    Additions to property and equipment                          (351,190)           (392,983)
                                                               ----------         -----------

Net cash used in investing activities                            (351,190)            (392,983)

Net cash from financing activities
    Net borrowings on line of credit                              591,145              57,012
    Proceeds from issuance of common stock                              -             223,000
    Borrowings under notes payable                                243,500           1,305,000
    Repayments of notes payable                                  (681,452)         (1,309,189)
    Repayments under capital lease obligations                   (166,325)           (166,914)
                                                               ----------         -----------

Net cash (used)provided by financing activities                   (13,132)            108,909
                                                               ----------         -----------
    Effect of exchange rate changes on cash and equivalents         9,554                   -

Net (decrease)increase in cash and cash equivalents              (130,526)             32,026

Cash and cash equivalents at beginning of period                  412,695             273,796
                                                               ----------         -----------

Cash and cash equivalents at end of period                     $  282,169         $   305,822
                                                               ==========         ===========

Redemption of common stock offset against
  other receivables                                            $    2,500         $         -
                                                               ==========         ===========

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

In the opinion of the Company, these unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of McLaren Performance Technologies, Inc. as of March 31, 2003, and the results of the Company's operations and its cash flow for the three and six months then ended.

NET INCOME (LOSS) PER SHARE

Net income (loss) per share is based on the weighted average number of common and common equivalent shares outstanding. Common stock equivalents were not considered in this calculation for the three and six months ended March 31, 2002, and the six months ended March 31, 2003, as their effect would be antidilutive.

EQUITY TRANSACTIONS

During December 2002, the Company purchased and cancelled 10,000 shares of its common stock. Total cost was $2,500.

DEBT TRANSACTIONS

On March 24, 2003, the Company borrowed $243,500 from Linamar Corporation pursuant to the terms of a Demand Promissory Note (the "Linamar Note"). The Linamar Note is due upon demand and has an interest rate of 10%, or 15% during the continuation of an Event of Default (as defined in the Linamar Note). The Company is currently in default under the terms of the Linamar Note as a result of the Company's default under its senior bank loans.

During March 2003, the Company paid the balance of $243,500 on the Subordinated Convertible Promissory Note issued to Amherst H. Turner, a Director of the Company.

REPORTABLE SEGMENTS

McLaren Performance Technologies, Inc. has three reportable segments. McLaren Engines derives its revenues from designing, developing, fabricating, testing and validating engines and related components for the automotive

OEM's. McLaren Traction Technologies derives revenues from license fees and royalties relating to its GERODISC technology, as well as from performing research and development on a fee for service basis. McLaren Traction Technologies sold its GERODISC technology to Eaton Corporation in 2002, but continues to receive income from that agreement. McLaren Performance Products is a specialty manufacturer of automotive powertrain products.

The accounting policies of the reportable segments are the same as that of the Company. The Company evaluates performance based on income or loss from operations before income taxes, and accounts for inter-segment sales as if they were to third parties.

Financial information by reportable segment for the three and six months ended March 31, 2003 and 2002 is as follows:

                                                            Three Months Ended                   Six Months Ended
                                                                March 31,                            March 31,
                                                     --------------------------------     -------------------------------
                                                         2003              2002                2003            2002
                                                     --------------------------------     -------------------------------
Revenues:
      McLaren Traction                               $     50,000      $   198,380        $   191,940      $   433,065
      McLaren Engines                                   2,257,254        2,645,270          4,243,624        5,765,962
      McLaren Performance Products                      2,379,261          790,851          3,407,278        1,517,359
      Intercompany Eliminations                           (13,513)         (37,391)           (37,066)         (75,319)
                                                     --------------------------------     -------------------------------

                                                     $  4,673,002      $ 3,597,110        $ 7,805,776      $ 7,641,067
                                                     ================================     ===============================

Income (Loss) Before Taxes
      McLaren Traction                               $     50,000      $    45,281        $   191,940      $   115,345
      McLaren Engines                                     175,941         (116,179)           212,644         (216,582)
      McLaren Performance Products                         (4,825)         (68,309)          (205,443)        (162,335)
      McLaren Corporate                                  (232,638)        (228,889)          (479,985)        (410,753)
                                                     --------------------------------     -------------------------------

                                                     $    (11,522)     $  (368,096)       $  (280,844)     $  (674,325)
                                                     ================================     ===============================

NOTES PAYABLE

The Company has reclassified approximately $1,925,000 of its Bank notes from long term liabilities to short term liabilities because the Company is in default with certain covenants regarding tangible net worth, debt to equity ratio and debt service coverage contained in these bank loans.

RELATED PARTY TRANSACTIONS

During the quarter ending March 31, 2003, the Company recorded sales of $8,383 and $8,505, to a Director of the Company and to the former President of the Company, respectively. The services provided were priced at arms length rates.

STOCK BASED COMPENSATION

We apply the intrinsic value method under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations, for options granted to employees and Board members. No compensation expense is recognized because we award options at the fair market value of the underlying common stock at the date of the grant. For options and warrants to non-employees, we apply SFAS 123, "Accounting for Stock-Based Compensation", and accordingly, recognize expense using a fair market value method.

The following table illustrates the effect on net income(loss) and net income(loss) per share if we had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, "Accounting for Stock-Based
Compensation--an Amendment of FASB Statement No. 123" to options issued to employees and Board members:


                                                        Three Months Ended               Six Months Ended
                                                             March 31                         March 31
                                                   -----------------------------   ----------------------------
                                                       2003             2002            2003            2002
                                                   -----------------------------   ----------------------------

Net income(loss), as reported                            39,040       (353,840)        (160,838)       (628,086)
Deduct:  Additional compensation expense                (68,420)       (76,300)         (94,081)       (146,926)
                                                   -----------------------------   ----------------------------

    Proforma net loss                                   (29,380)      (430,140)        (254,919)       (775,012)
                                                   =============================   ============================


Net earnings(loss) per share

     Basic as reported                                     0.00          (0.03)           (0.01)          (0.05)
                                                   =============================   ============================
     Basic pro forma                                       0.00          (0.04)           (0.02)          (0.07)
                                                   =============================   ============================


     Diluted as reported                                   0.00          (0.03)           (0.01)          (0.05)
                                                   =============================   ============================
     Diluted pro forma                                     0.00          (0.03)           (0.01)          (0.07)
                                                   =============================   ============================

These pro forma amounts were determined by estimating the fair value of each option on its grant date using the Black-Scholes option pricing model. The following assumptions were applied: (i) risk free interest rates ranging from
2.3 percent to 6.0 percent for all options, (ii) expected lives of 3 to 10 years for all options, (iii) expected volatility of 97% for 2003 and 84% for 2002 and
(iv) no expected dividends.
                                       6

GOODWILL

Effective October 1, 2002, the Company adopted the provisions of SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142, which is effective for years beginning after December 15, 2001, addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. SFAS 142 also specifies that intangible assets must be amortized over their useful lives unless such lives are indefinite, in which case the assets are not subject to amortization. SFAS 142 also specifies that goodwill and other indefinite lived intangible assets are not subject to amortization but are subject to impairment tests at least annually. Under SFAS 142, the Company was required to test all existing goodwill and other indefinite lived intangible assets for impairment on a "reporting unit" basis. A reporting unit is the operating segment unless, at the business level one below that operating segment (the "component" level), discrete financial information is prepared and regularly reviewed by management, in which case such component is the reporting unit. A fair value approach is used to test goodwill for impairment. An impairment charge is recognized for the amount, if any, that the carrying amount for goodwill exceeded its fair value. The result of testing goodwill and other indefinite lived intangible assets for impairment in accordance with SFAS 142, as of October 1, 2002, resulted in no impairment. A reconciliation of the loss reported in the consolidated statement of operations to the loss adjusted for the effect of goodwill and other indefinite lived intangible assets amortization for all periods presented is below:

                                                 Three Months Ended                     Six Months Ended
                                                      March 31                              March 31
                                             ----------------------------       -------------------------------
                                                 2003            2002               2003              2002
                                             ----------------------------       -------------------------------
Net income(loss):

Reported net income(loss)                    $    39,040     $   (353,840)      $    (160,838)    $    (628,086)
  Amortization of goodwill and other
   indefinite lived intangible assets                  -           24,453                   -            53,260
                                             ----------------------------       -------------------------------

    Adjusted net income(loss)                $    39,040     $   (329,387)      $    (160,838)    $    (574,826)
                                             ============================       ===============================

Basic net income(loss) per share

Reported net income(loss)                    $      0.00     $      (0.03)      $       (0.01)    $       (0.05)
  Amortization of goodwill and other
   indefinite lived intangible assets        $      0.00     $       0.00       $        0.00     $        0.00
                                             ----------------------------       ---------------------------------

    Adjusted net income(loss)                $      0.00     $      (0.03)      $       (0.01)    $       (0.05)
                                             ============================       ===============================

Diluted net income(loss) per share

Reported net income(loss)                    $      0.00     $      (0.03)      $       (0.01)    $       (0.05)
  Amortization of goodwill and other
   indefinite lived intangible assets        $      0.00     $       0.00       $        0.00     $        0.00
                                             ----------------------------       -------------------------------

    Adjusted net income(loss)                $      0.00     $      (0.03)      $       (0.01)    $       (0.05)
                                             ============================       ===============================

NEW ACCOUNTING PRONOUNCEMENT

In July 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations", that is effective for years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible assets, long-lived assets and associated retirement costs. Adoption of this pronouncement did not have a material effect on the Company's financial position or results of operations.

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

SUBSEQUENT EVENTS

On March 26, 2003, the Company entered into a non-binding Letter of Intent with Linamar Corporation, pursuant to which Linamar proposes to acquire all the issued and outstanding shares of the Company for $1.03 per share in cash.

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

THE THREE MONTHS ENDED MARCH 31, 2003 VERSUS THREE MONTHS ENDED MARCH 31,2002 AND THE SIX MONTHS ENDED MARCH 31,2003 VERSUS THE SIX MONTHS ENDED MARCH 31,2002

The Company showed net income of $39,040 for the three months ended March 31,2003 compared to a loss of $353,840 for the three months ended March 31, 2002. Revenues were $4,673,002 compared to $3,597,110 for the same period last year. The increase of 30% was due in part to our Performance Products division and the increases in McLaren Engines core services. Cash flow from operations was $233,796 for the period ended March 31, 2003, compared to $316,100 for the same period last year.

For the six months ended March 31, 2003, the Company showed a loss of $160,838 compared to a loss of $628,086 for the six months ended March 31, 2002. Revenues for the six months ended March 31, 2003 were $7,805,776 compared to $7,641,067.

Revenues increased from the prior quarter despite the loss of the Cadillac racing program which revenues account for approximately $3,000,000 in fiscal 2002. New project tooling sales on various projects launches and one-time orders for audit engine testing, accounted for the majority of the increase. Gross profit increased by 31% compared to the prior quarter ending March 31, 2002. A major element in the increase is due to a significant change in the product mix currently being worked on by the Company.

Increases in foreign exchange gains in fiscal 2003 were due to the gain of the Canadian dollar against the U.S. dollar. The majority of the gain was derived from the U.S. dollar denominated debt in our Canadian subsidiary.

Tax benefits in 2003 relate primarily to research and development credits realized in Canada and a reduction in Canadian deferred taxes as a result of the generation of credit carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires working capital principally to fund its current operations. The Company maintains a revolving line of credit with financial institutions, which allows for borrowings to help with working capital needs. These facilities expired in January of 2003, but have been renewed through the end of May of 2003. The Company is currently in default under these facilities as a result of the Company's failure to comply with certain loan covenants regarding tangible net worth, debt to equity ratio and debt service coverage. Management continues to work with the financial institution to revise these covenants and extend these facilities on a longer-term basis. There can be no guarantees that the Company will be able to renegotiate or extend these facilities with the financial institutions. Accordingly, the Company may be required to supplement its available cash and other liquid assets with proceeds from borrowings, the sales of additional securities, or other sources. There can be no assurance that any such required additional funding will be available or, if available, that it can be obtained on terms favorable to the Company. In the event the Company is unsuccessful in its efforts to maintain its existing credit facilities or otherwise generate working capital, the Company would be unable to continue operations.

ITEM 3. CONTROLS AND PROCEDURES

       (a) Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer, Chief Financial Officer and the Chief Operating Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rule 13a-14 and 15d-14 under the Exchange Act, as of a date within ninety days before the filing of this quarterly report. Based on that evaluation, the Chief Executive Officer, Chief Financial Officer and the Chief Operating Officer have concluded that the Company's current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission rules and forms.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.  None.

ITEM 2.  CHANGES IN SECURITIES.  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

       The Company is currently out of compliance with covenants on several of its senior bank notes. Because the Company is not in compliance with these bank covenants, generally accepted accounting principles call for the Company to reclassify all of this debt to a current maturity status. The amount reclassified as current debt is approximately $1,925,000. The Company is currently working with its lending institution to resolve the non-compliance issues. The total amount reclassified was approximately 13% of the total assets of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   (a) The Annual Meeting of the Stockholders was held on February 26, 2003.

   (b) The following directors were elected at the meeting:
       1. Nicholas P. Bartolini
       2. Lawrence Cohen
       3. Stephen D. Davis
       4. Hayden H. Harris
       5. David D. Jones
       6. Wiley R. McCoy
       7. Robert J. Sinclair
       8. Amherst H. Turner

   (c) Issue 1: Voting Tabulation
       Name                         For              Against         Abstained
       ------------------------------------------------------------------------
       Nicholas P. Bartolini        6,348,669        193,050         633,224
       Lawrence Cohen               6,314,813        226,906         667,080
       Stephen D. Davis             6,413,709        128,010         130,510
       Hayden H. Harris             6,405,959        135,760         142,260
       David D. Jones               6,348,669        193,050         199,550
       Wiley R. McCoy               6,426,269        115,450         118,950
       Robert J. Sinclair           6,348,551        193,168         633,942
       Amherst H. Turner            6,348,709        193,010         199,510
       Chris Panzl                      1,000              0               0

       Issue 2:
       The selection of Grant Thornton LLP as the Company's independent public accounts was also approved by the Stockholders. The proposal received 6,474,759 votes in favor (55%); 30,429 votes against; and 36,531 votes abstained.

ITEM 5.  OTHER INFORMATION.

Material Agreements:

1. On March 18, 2003, the Company entered into Employee Retention Stock Option Agreements pursuant to which the Company granted options to acquire shares of the Company's common stock to the following key employees: Lee Carducci (50,000 shares); Geoff Owen (120,000 shares); Wiley McCoy (210,000 shares); Chris Panzl (75,000 shares); and Russ Pollack (45,000 shares). The purpose of these agreements is to provide an incentive to the key employees to remain actively involved in the affairs of the Company.

2.     Linamar Demand Promissory Note dated March 24, 2003.

3. Non-binding Letter of Intent dated March 26, 2003, by and between the Company and Linamar; Amendment to the Letter of Intent dated April [9], 2003.

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

       99.3   Certification of the Chief Operating Officer Pursuant to 18 U.S.C.
              Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       99.4 Non-binding Letter of Intent dated March 26, 2003, by and between the Company and Linamar

       99.5   Amendment to the Letter of Intent dated April [9], 2003

       99.6   Form of Employee Retention Stock Option Agreement dated March 18,
              2003

       Pursuant to Rule 12b-31, only one copy of the Employee Retention Stock Option Agreement is attached as exhibit 99.6 because the foregoing agreements are substantially identical in all material respects except with respect to the following information:

       Name                    Total Option Shares
-------------------------------------------------------
       1. Lee Carducci                 50,000
       2. Geoff Owen                  120,000
       3. Wiley McCoy                 210,000
       4. Chris Panzl                  75,000
       5. Russ Pollack                 45,000

       99.7   Linamar Demand Promissory Note dated March 24, 2003

   (b) REPORTS ON FORM 8-K.

         On January 16, 2003, the Company issued a press release to announce the reorganization of its Board of Directors. The departure of Steven Rossi, the CEO, President and a Director, brought about a new management team consisting of Wiley McCoy as CEO, Geoff Owen as President and COO and Chris Panzl as CFO. Stephen Davis joined the Board as a Director and advisor to the management team.

                                   SIGNATURES

       In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       McLAREN PERFORMANCE TECHNOLOGIES, INC.


Date: May 20, 2003

                                       /s/  Chris J. Panzl
                                       _________________________________________
                                       Chris J. Panzl, Chief Financial Officer

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

       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 20, 2003
                                    /s/ Wiley R. McCoy
                                   ----------------------------
                                        Wiley R. McCoy
                                        Chief Executive Officer

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 20, 2003
                                             /s/ Chris J. Panzl
                                             ---------------------------
                                                 Chris J. Panzl
                                                 Chief Financial Officer

                              10-QSB CERTIFICATION

     I, Geoffrey Owen, certify that:

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 20, 2003
                                        /s/ Geoffrey Owen
                                        ---------------------------
                                            Geoffrey Owen
                                            Chief Operating Officer