Form 10QSB
period 2003-06-30
MCLAREN PERFORMANCE TECHNOLOGIES INC
filed 2003-08-14
CIK 789547

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 0-16176

McLAREN PERFORMANCE TECHNOLOGIES, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	84-1016459
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

32233 West Eight Mile Road Livonia, Michigan	48152
(Address of principal executive offices)	(Zip Code)

(248) 477-6240

(Issuer’s telephone number)

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes  ☐ No  ☐

There were 11,987,232 shares of the Registrant’s common stock outstanding as of July 30, 2003 (includes 8,700 shares held in treasury).

Transitional Small Business Disclosure Format (Check one):  Yes    ☐No  ☒

McLAREN PERFORMANCE TECHNOLOGIES, INC.

FORM 10-QSB

1

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MCLAREN PERFORMANCE TECHNOLOGIES, INC.

CONSOLIDATED CONDENSED UNAUDITED BALANCE SHEET

As of June 30, 2003

Assets

Current assets:
Cash and cash equivalents	$255,154
Accounts receivable, net of allowance for doubtful accounts of $35,000	2,917,980
Inventories	447,888
Prepaid expenses and other	330,096

Total current assets	3,951,118

Property and equipment, net of accumulated depreciation and amortization	8,276,531

Intangible assets, net of accumulated amortization	2,110,766

Total assets	$14,338,415

Liabilities and stockholders’ equity

Current liabilities:
Line of credit payable	$2,120,387
Accounts payable	2,495,656
Customer deposits	115,661
Accrued payroll and related costs	198,084
Other accrued liabilities	401,340
Current portion of capital lease obligations	326,685
Current portion of long term debt	5,326,839

Total current liabilities	10,984,652

Capital lease obligations, net of current portion	433,711

Long-term debt, net of current portion	119,128

Deferred taxes	554,453

Total liabilities	12,091,944

Stockholders’ equity:
Preferred stock, $.001 par value
Authorized—10,000,000 shares No shares issued or outstanding	—
Common stock, $.00001 par value
Authorized—20,000,000 shares Issued and outstanding 11,987,232 shares	120
Additional paid in capital	16,848,635
Accumulated deficit	(14,579,736)
Less: Treasury stock, 8,700 shares	(81,907)
Accumulated comprehensive gain	59,359

Total stockholders’ equity	2,246,471

Total liabilities and stockholders’ equity	$14,338,415

See accompanying notes to consolidated condensed unaudited financial statements.

MCLAREN PERFORMANCE TECHNOLOGIES, INC.

CONSOLIDATED CONDENSED UNAUDITED STATEMENTS OF OPERATIONS

For the three and nine month periods ended June 30, 2003 and 2002

	For the three months ended June 30		For the nine months ended June 30
	2003	2002	2003	2002
Revenues:
License and royalties	$108,060	$165,523	$300,000	$508,588
Service and product revenues	4,143,473	4,067,227	11,757,309	11,365,229

Total Revenues	4,251,533	4,232,750	12,057,309	11,873,817

Cost of revenues	3,536,331	3,204,051	9,580,449	9,141,151

Gross profit	715,202	1,028,699	2,476,860	2,732,666

Operating expenses:
Research and development	—	136,538	—	275,190
Selling, general and administrative	1,206,314	1,031,645	3,126,818	3,043,459

	1,206,314	1,168,183	3,126,818	3,318,649

Loss from operations	(491,112)	(139,484)	(649,958)	(585,983)

Other income(expense)
Interest income	29	233	830	1,079
Interest expense	(145,997)	(139,383)	(410,443)	(407,048)
Foreign exchange gain	99,614	47,939	209,079	66,057
Other	27,221	(7,816)	59,403	13,059

	(19,133)	(99,027)	(141,131)	(326,853)

Loss before income taxes	(510,245)	(238,511)	(791,089)	(912,836)

Provision for income taxes	(65,280)	(330)	(185,286)	(46,569)

Net loss	$(444,965)	$(238,181)	$(605,803)	$(866,267)

Basic and diluted net loss per share	$(0.04)	$(0.02)	$(0.05)	$(0.07)

Weighted average number of basic and diluted common shares outstanding	11,971,147	11,946,103	11,969,594	11,919,508

Comprehensive loss:

Net loss	$(444,965)	$(238,181)	$(605,803)	$(866,267)
Foreign currency translation adjustment	48,428	35,815	89,711	27,782

Comprehensive loss	$(396,537)	$(202,366)	$(516,092)	$(838,485)

See accompanying notes to consolidated condensed unaudited financial statements.

MCLAREN PERFORMANCE TECHNOLOGIES, INC.

CONSOLIDATED CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS

For the nine month periods ended June 30, 2003 and 2002

	2003	2002
Cashflows from operating activities
Net loss	$(605,803)	$(866,267)
Adjustments to reconcile net loss to
net cash provided by operating activities
Depreciation and amortization	824,878	658,303
Loss on disposal of equipment	5,035	—
(Loss)Gain on foreign currency translation	(214,841)	27,782
Change in deferred taxes	(169,376)	31,655
Changes in operating assets and liabilities:
Accounts receivable	(68,452)	188,254
Inventories	182,834	189,455
Prepaid expenses and other	(71,899)	(21,222)
Accounts payable	107,456	23,402
Customer deposits	73,661	(6,000)
Accrued payroll and related costs	(84,276)	(73,852)
Other accrued liabilities	86,601	(70,388)

Net cash provided by operating activities	65,818	81,122

Cash flows from investing activities
Additions to property and equipment	(486,773)	(483,180)
Additions to intangible assets	—	(10,281)

Net cash used in investing activities	(486,773)	(493,461)

Net cash from financing activities
Net change in line of credit	1,088,780	305,202
Proceeds from issuance of common stock	—	218,388
Borrowings under notes payable	243,500	1,403,000
Repayments of notes payable	(826,880)	(1,346,537)
Repayments of capital leases obligations	(260,573)	(236,520)

Net cash provided by financing activities	244,827	343,533

Effect of exchange rate differences on cash and cash equivalents	18,587	—

Net decrease in cash and cash equivalents	(157,541)	(68,806)

Cash and cash equivalents at beginning of period	412,695	273,796

Cash and cash equivalents at end of period	$255,154	$204,990

Redemption of common stock offset against other receivables	$2,500	$—

Issuance of common stock offset against liabilities	$11,060	$—

See accompanying notes to consolidated condensed unaudited financial statements.

MCLAREN PERFORMANCE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS

PRESENTATION

The financial statements included herein have been prepared by McLaren Performance Technologies, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make these financial statements not misleading; however, it is suggested that these financial statements and the accompanying notes to the financial statements be read in conjunction with the financial statements and notes thereto in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002. The financial data for the interim period may not necessarily be indicative of results to be expected for the year.

In the opinion of the Company, these unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of McLaren Performance Technologies, Inc. as of June 30, 2003, and the results of the Company’s operations and its cash flow for the three and nine months then ended.

NET LOSS PER SHARE

Net loss per share is based on the weighted average number of common and common equivalent shares outstanding. Common stock equivalents were not considered in this calculation for the three and nine month periods ended June 30, 2003 and 2002, as their effect would be antidilutive.

EQUITY TRANSACTIONS

During December 2002, the Company purchased and cancelled 10,000 shares of its common stock. Total cost was $2,500.

During May 2003, the Company issued 14,000 shares of its common stock. Total value was $11,060.

DEBT TRANSACTIONS

During March 2003, the Company borrowed $243,500 from Linamar Corporation. This note is due upon demand and has an interest rate of 10%.

During March 2003, the Company paid the balance of $243,500 on the Subordinated Convertible Promissory Note issued to Amherst H. Turner, a Director of the Company.

REPORTABLE SEGMENTS

McLaren Performance Technologies, Inc. has three reportable segments. McLaren Engines derives its revenues from designing, developing, fabricating, testing and validating engines and related components for the automotive OEM’s. McLaren Traction Technologies derives revenues from license fees and royalties relating to its GERODISC technology, as well as from performing research and development on a fee for service basis. McLaren Traction Technologies sold its GERODISC technology to Eaton Corporation in 2002, but continues to receive income from that agreement. McLaren Performance Products is a specialty manufacturer of automotive powertrain products.

The accounting policies of the reportable segments are the same as that of the Company. The Company evaluates performance based on income or loss from operations before income taxes, and accounts for inter-segment sales as if they were to third parties.

Financial information by reportable segment for the three and nine month periods ended June 30, 2003 and 2002 is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Revenues:
McLaren Traction	$108,060	$180,523	$300,000	$613,588
McLaren Engines	1,858,580	3,095,334	6,102,204	8,861,296
McLaren Performance Products	2,337,465	982,711	5,744,743	2,500,070
Intercompany Eliminations	(52,572)	(25,818)	(89,638)	(101,137)

	$4,251,533	$4,232,750	$12,057,309	$11,873,817

Income (Loss) Before Taxes
McLaren Traction	$108,060	$43,605	$300,000	$158,950
McLaren Engines	(144,773)	140,127	67,871	(76,455)
McLaren Performance Products	(113,151)	(61,256)	(318,594)	(223,591)
McLaren Corporate	(360,381)	(360,987)	(840,366)	(771,740)

	$(510,245)	$(238,511)	$(791,089)	$(912,836)

NOTES PAYABLE

The Company has reclassified approximately $1,885,000 of its Bank notes for long term liabilities to short term liabilities because the Company is not in compliance with covenants on these bank loans.

RELATED PARTY TRANSACTIONS

During the quarter ending March 31, 2003, the Company recorded sales of $8,383 and $8,505 to a Director of the Company and to the former President of the Company, respectively. The services provided were priced at arms length rates.

STOCK BASED COMPENSATION

We apply the intrinsic value method under APB Opinion No 25, “Accounting for Stock Issued to Employees” and its related interpretations, for options granted to employees and Board members. No compensation expense is recognized because we award options at the fair market value of the underlying common stock at the date of the grant. For options and warrants to non-employees, we apply SFAS 123, “Accounting for Stock-Based Compensation”, and accordingly, recognize expense using a fair market value method.

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation—an Amendment of FASB Statement No. 123” to options issued to employees and Board members:

	Three Months Ended June 30		Nine Months Ended June 30
	2003	2002	2003	2002
Net loss, as reported	(444,965)	(238,181)	(605,803)	(866,267)
Deduct: Additional compensation expense	(85,204)	(98,739)	(179,285)	(245,665)

Proforma net loss	(530,169)	(336,920)	(785,088)	(1,111,932)

Net loss per share
Basic and diluted as reported	(0.04)	(0.02)	(0.05)	(0.07)

Basic and diluted pro forma	(0.04)	(0.03)	(0.07)	(0.09)

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

GOODWILL

Effective October 1, 2002, the Company adopted the provisions of SFAS 142, “Goodwill and Other Intangible Assets” SFAS 142, which is effective for years beginning after December 15, 2001, addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. SFAS 142 also specifies that intangible assets must be amortized over their useful lives unless such lives are indefinite, in which case the assets are not subject to amortization. SFAS 142 also specifies that goodwill and other indefinite lived intangible assets are not subject is not subject to amortization but are subject to impairment tests at least annually. Under SFAS 142, the Company was required to test all existing goodwill and other indefinite lived intangible assets for impairment on a “reporting unit” basis. A reporting unit is the operating segment unless, at the business level one below that operating segment (the “component” level), discrete financial information is prepared and regularly reviewed by management, in which case such component is the reporting unit. A fair value approach is used to test goodwill for impairment. An impairment charge is recognized for the amount, if any, that the carrying amount for goodwill exceeded its fair value. The result of testing goodwill and other indefinite lived intangible assets for impairment in accordance with SFAS 142, as of October 1, 2002, resulted in no impairment. A reconciliation of the loss reported in the consolidated statement of operations to the loss adjusted for the effect of goodwill and other indefinite lived intangible assets amortization for all periods presented is below:

	Three Months Ended June 30		Nine Months Ended June 30
	2003	2002	2003	2002
Net loss:
Reported net loss	$(444,965)	$(238,181)	$(605,803)	$(866,267)
Amortization of goodwill and other indefinite lived intangible assets	—	34,258	—	87,518

Adjusted net loss	$(444,965)	$(203,923)	$(605,803)	$(778,749)

Basic and diluted net loss per share
Reported net loss	$(0.04)	$(0.02)	$(0.05)	$(0.07)
Amortization of goodwill and other indefinite lived intangible assets	$0.00	$0.00	$0.00	$0.01

Adjusted net loss	$(0.04)	$(0.02)	$(0.05)	$(0.07)

NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123”, which is effective for years ending after December 15, 2002. This Statement amends FASB SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of this pronouncement did not have an impact on the Company’s financial position or results of operations.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 clarifies various derivative implementation issues, and is generally effective for new contracts entered into or modified after June 30, 2003. We currently do not enter into derivative transactions and believe the adoption of SFAS 149 will have no impact on our consolidated financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). Under SFAS 150, a mandatorily redeemable financial instrument is classified as a liability unless the redemption is required to occur only upon the liquidation or termination of the entity, and is measured at fair market value. Changes in the fair value or redemption amount are recognized in earnings. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. For financial instruments issued on or before May 31, 2003, SFAS 150 is effective July 1, 2003. We do not believe the adoption of SFAS 150 will have an impact on our consolidated financial statements.

SUBSEQUENT EVENTS

On August 1, 2003, the Company announced that it signed the Agreement and Plan of Merger dated July 30, 2003, with Linamar Corporation (Linamar) under which Linamar will acquire by merger all of the issued and outstanding shares of the Company at $.8875 per share in cash.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following should be read in conjunction with the Company’s Annual Report on Form 10-KSB and the attached consolidated condensed financial statements and notes of the Company.

FORWARD-LOOKING STATEMENTS

Statements included in this Report that do not relate to present or historical conditions are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Reform Act”). Such forward-looking statements involve a number of known and unknown risks and uncertainties. While these statements represent the Company’s current judgment on the future direction of the business, such risks and uncertainties could cause actual results, performance, achievements and/or industry results, to differ materially from those suggested herein. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Forward-looking statements in this Report may include, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources. All forward-looking statements in this Report are intended to be made pursuant to the Safe Harbor provisions of the 1995 Reform Act. Factors that could cause results to differ materially from those projected in the forward-looking statements include: market conditions, variability of quarterly operations, dependence on management, competition, and the bureaucratic nature of the automobile industry.

THE THREE MONTHS ENDED JUNE 30, 2003 VERSUS THREE MONTHS ENDED JUNE 30, 2002 AND THE NINE MONTHS ENDED JUNE 30, 2003 VERSUS THE NINE MONTHS ENDED JUNE 30, 2002

The Company showed a net loss of $444,965 for the three months ended June 30, 2003, compared to a net loss of $238,181 for the three months ended June 30, 2002. Revenues were $4,251,533 compared to $4,232,750 for the same period last year. The increased net loss of some 82% this is due in part to increases in our legal expenses resulting from the pending merger of the company, accompanied by the fact we had no high margin engine audit testing work and various start up expenses associated with new projects. Cash flow from operations was $65,818 for the period ended June 30, 2003, compared to $81,122 for the same period last year.

For the nine months ended June 30, 2003, the Company showed a loss of $605,803 compared to a loss of $866,267 for the nine months ended June 30, 2002. Revenues for the nine months ended June 30, 2003 were $12,057,309 compared to $11,873,817, an increase of 2%.

Revenues increased slightly from the prior year’s third quarter despite the loss of the Cadillac racing program, which revenue accounts for approximately $3,000,000 in fiscal 2002. New project tooling sales approximated $800,000 for the quarter ending June 30, 2003, and accounted for the majority of the increase. Gross profit decrease by some 30% compared to the prior year’s quarter ending June 30, 2002. A major element in the decrease is due to tooling sales with no applicable margin, the loss of the Cadillac racing program revenue and no engine audit testing for the quarter ending June 30, 2003.

Increases in foreign exchange gains in fiscal year 2003 were due to the gain of the Canadian dollar against the U.S. dollar. The majority of the gain was derived from the U.S. dollar denominated debt in our Canadian subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires working capital principally to fund its current operations. The Company maintains a revolving line of credit with financial institutions, which allows for borrowings to help with working capital needs. These facilities expired in January 2003, but have been renewed through the end of September 2003. The Company is currently in default under these facilities as a result of the Company’s failure to comply with certain loan covenants regarding tangible net worth, debt to equity ratio and debt service coverage. Management continues to work with the financial institution to revise these covenants and extend these facilities on a longer-term basis. There can be no guarantees that the Company will be able to renegotiate or extend these facilities with the financial institutions. Accordingly, the Company may be required to supplement its available cash and other liquid assets with proceeds from borrowings, the sales of additional securities or other sources. There can be no assurance that any such required additional funding would be available or, if available, that it can obtained on terms favorable to the Company. In the event the Company is unsuccessful in its efforts to maintain its existing credit facilities or otherwise generate working capital, the Company would be unable to continue operations.

ITEM 3.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-14 and 15d-14 under the Exchange Act, as of a date within ninety days before the filing of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission rules and forms.

(b) Changes in internal controls. There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses in the internal controls, and therefore no corrective actions were taken.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

No legal proceedings are required to be disclosed.

ITEM 2.	CHANGES IN SECURITIES. None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

The Company is currently out of compliance with covenants on several of its senior bank notes, including bank notes executed in favor of Bank One in the amount of $3,950,000 and a line of credit agreement with Bank One for the amount of $2,920,000. Because the Company is not in compliance with these bank covenants, generally accepted accounting principles call for the Company to reclassify all of this debt to a current maturity status. The amount reclassified as current debt is approximately $1,885,000. The Company is currently working with its lending institution to resolve the non-compliance issues. The total amount reclassified was approximately 13% of the total assets of the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.

ITEM 5.	OTHER INFORMATION.

Material Agreements:

On June 23, 2003, the Company and Linamar entered into a revised non-binding letter of intent, which contemplated that each share of McLaren Performance common stock outstanding as of the closing date of the merger would be converted into the right to receive $.8875 in cash.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS. The following exhibits are filed herewith electronically:

31.1	Certification of the Chief Executive Officer Required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Non-binding Letter of Intent dated June 23, 2003, by and between the Company and Linamar.

(b) REPORTS ON FORM 8-K.

None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCLAREN PERFORMANCE TECHNOLOGIES, INC.

By:	/s/ Chris J. Panzl
Chris J. Panzl, Chief Financial Officer

Date: August 14, 2003