Form 10QSB/A
period 2003-03-31
MCLAREN PERFORMANCE TECHNOLOGIES INC
filed 2003-08-22
CIK 789547

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                AMENDMENT NO. 1


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

Certifications

ITEM 1. FINANCIAL STATEMENTS

MCLAREN PERFORMANCE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED UNAUDITED  BALANCE SHEET
As of March 31, 2003 - Restated

Assets

  Current assets:
      Cash and cash equivalents                                            $    282,169
      Accounts receivable, net of allowance for doubtful accounts
         of $50,000                                                           3,821,502
      Inventories                                                               563,908
      Prepaid expenses and other                                                285,092
                                                                           ------------
        Total current assets                                                  4,952,671

  Property and equipment, net of accumulated depreciation
    and amortization                                                          8,030,134

  Intangible assets, net of accumulated amortization                          1,989,354
                                                                           ------------

        Total assets                                                       $ 14,972,159
                                                                           ============

Liabilities and stockholders' equity

  Current liabilities:
      Line of credit payable                                               $  1,546,285
      Accounts payable                                                        3,155,204
      Customer deposits                                                         411,652
      Accrued payroll and related costs                                         267,541
      Other accrued liabilities                                                 211,463
      Current portion of capital lease obligations                              359,052
      Current portion of long term debt                                       5,115,820
                                                                           ------------
        Total current liabilities                                            11,067,017

  Capital lease obligations, net of current portion                             491,437

  Long-term debt, net of current portion                                        230,904

  Deferred taxes                                                                550,853
                                                                           ------------

        Total liabilities                                                    12,340,211

  Stockholders' equity:
      Preferred stock, $.001 par value
         Authorized--10,000,000 shares
         No shares issued or outstanding                                              -
      Common stock, $.00001 par value
          Authorized--20,000,000 shares
          Issued and outstanding 11,964,532 shares                                  120
      Additional paid in capital                                             16,850,664
      Accumulated deficit                                                   (14,147,860)
      Less:  Treasury stock, 8,700 shares                                       (81,907)
      Accumulated comprehensive income                                           10,931
                                                                           ------------
        Total stockholders' equity                                            2,631,948
                                                                           ------------

        Total liabilities and stockholders' equity                         $ 14,972,159
                                                                           ============

See accompanying notes to consolidated condensed unaudited financial statements.

MCLAREN PERFORMANCE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED UNAUDITED STATEMENTS OF OPERATIONS

For the three and six months ended March 31, 2003 and 2002

                                                      For the three months ended               For the six months ended
                                                               March 31                               March 31
                                                 -----------------------------------     -----------------------------------
                                                 2003 (Restated)           2002          2003 (Restated)           2002
                                                 ---------------      --------------     ---------------      --------------
Revenues:
    License and royalties                         $     50,000         $    153,380       $    191,940         $    343,065
    Service and product revenues                     4,623,002            3,443,730          7,613,836            7,298,002
                                                  ------------         ------------       ------------         ------------
        Total Revenues                               4,673,002            3,597,110          7,805,776            7,641,067

    Cost of revenues                                 3,657,250            2,824,569          6,044,118            5,937,100
                                                  ------------         ------------       ------------         ------------
        Gross profit                                 1,015,752              772,541          1,761,658            1,703,967

Operating expenses:
    Research and development                                 -               86,294                  -              138,652
    Selling, general and administrative                998,731              969,680          1,933,593            2,011,814
                                                  ------------         ------------       ------------         ------------
                                                       998,731            1,055,974          1,933,593            2,150,466
                                                  ------------         ------------       ------------         ------------

Income (Loss) from operations                           17,021             (283,433)          (171,935)            (446,499)

Other income(expense)
    Interest income                                        320                  142                801                  846
    Interest expense                                  (137,973)            (132,569)          (264,446)            (267,665)
    Foreign Exchange Gain                               88,833               24,728            109,465               18,118
    Other                                                7,188               23,036             32,182               20,875
                                                  ------------         ------------       ------------         ------------
                                                       (41,632)             (84,663)          (121,998)            (227,826)
                                                  ------------         ------------       ------------         ------------

Income(loss) before income taxes                       (24,611)            (368,096)          (293,933)            (674,325)

Credit for income taxes                                (50,562)             (14,256)          (120,006)             (46,239)
                                                  ------------         ------------       ------------         ------------

        Net income(loss)                              $ 25,951         $   (353,840)      $   (173,927)        $   (628,086)
                                                  ============         ============       ============         ============

Basic net income(loss) per share                  $       0.00         $      (0.03)      $      (0.01)        $      (0.05)
                                                  ============         ============       ============         ============

Weighted average number of basic common
    shares outstanding                              11,964,532           11,941,532         11,968,818           11,906,210
                                                  ============         ============       ============         ============

Diluted net income(loss) per share                $       0.00         $      (0.03)      $      (0.01)        $      (0.05)
                                                  ============         ============       ============         ============

Weighted average number of diluted common
    shares outstanding                              12,008,113           11,941,532         11,968,818           11,906,210
                                                  ============         ============       ============         ============


Comprehensive loss:

    Net income(loss)                              $     25,951         $   (353,840)      $   (173,927)        $   (628,086)
    Foreign currency translation adjustment             35,688               (1,837)            41,283               (8,033)
                                                  ------------         ------------       ------------         ------------

    Comprehensive income(loss)                    $     61,639         $   (355,677)      $   (132,644)        $   (636,119)
                                                  ============         ============       ============         ============

See accompanying notes to consolidated condensed unaudited financial statements.

MCLAREN PERFORMANCE TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS

For the six months ended March 31, 2003 and 2002

                                                             2003 (Restated)          2002
                                                             ---------------     --------------

Cashflows from operating activities
    Net loss                                                   $ (173,927)        $  (628,086)
    Adjustments to reconcile net loss to
      net cash used in operating activities
        Depreciation and amortization                             544,275             587,289
        Deferred compensation                                      13,089                   -
        Provision for uncollectible accounts receivable            25,000             (60,000)
        Loss on disposal of equipment                               4,866                   -
         Gain on foreign currency translation                    (118,841)             (8,033)
         Decrease in deferred taxes                              (123,019)             (7,884)
         Changes in operating assets and liabilities:
            Accounts receivable                                  (957,701)            657,992
            Inventories                                            36,994             503,315
            Prepaid expenses and other                            (42,935)            (64,521)
            Accounts payable                                      765,898            (602,492)
            Customer deposits                                     355,276              (6,000)
            Accrued payroll and related costs                     (10,322)            (15,727)
            Other accrued liablities                              (94,411)            (39,753)
                                                               ----------         -----------

Net cash provided by operating activities                         224,242             316,100

Cash flows from investing activities
    Additions to property and equipment                          (351,190)           (392,983)
                                                               ----------         -----------

Net cash used in investing activities                            (351,190)            (392,983)

Net cash from financing activities
    Net borrowings on line of credit                              591,145              57,012
    Proceeds from issuance of common stock                              -             223,000
    Borrowings under notes payable                                243,500           1,305,000
    Repayments of notes payable                                  (681,452)         (1,309,189)
    Repayments under capital lease obligations                   (166,325)           (166,914)
                                                               ----------         -----------

Net cash (used)provided by financing activities                   (13,132)            108,909
                                                               ----------         -----------
    Effect of exchange rate changes on cash and equivalents         9,554                   -

Net (decrease)increase in cash and cash equivalents              (130,526)             32,026

Cash and cash equivalents at beginning of period                  412,695             273,796
                                                               ----------         -----------

Cash and cash equivalents at end of period                     $  282,169         $   305,822
                                                               ==========         ===========

Redemption of common stock offset against
  other receivables                                            $    2,500         $         -
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

RETENTION STOCK OPTION AGREEMENTS AND RESTATEMENT

On March 18, 2003, the Company entered into retention stock option agreements with five members of its management team. These agreements provide an incentive for the management team to remain employees of the Company for a period of eight months.

The accompanying financial statements have been restated to recognize $13,089 and $13,089 in the three and six month periods, respectively, of compensation expense and additional paid in capital resulting from the excess of the consideration offered by Linamar Corporation over the exercise price of the options which excess is being recognized over the eight month vesting period of the options. The effect of the restatement was to increase selling, general and administrative expenses and the net loss by $13,089 and $13,089 for the three and six months ended March 31, 2003, respectively.

The total number of shares represented by the grants under the retention stock option agreements is 500,000 at an exercise price of $.43 per share. The total compensation expense to be recognized is $230,000, of which $13,089 is recognized in the period ended March 31, 2003. The $230,000 represents the 500,000 option shares at $.46 (which represents the approximately $.89 cash consideration to be paid by Linamar Corporation less the exercise price of $.43). The $.8875 cash consideration to be paid by Linamar Corporation was determined based on arm's-length negotiations between the Company and Linamar Corporation.

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

Financial information by reportable segment for the three and six months ended March 31, 2003 and 2002 is as follows:

                                                            Three Months Ended                   Six Months Ended
                                                                March 31,                            March 31,
                                                     --------------------------------     -------------------------------
                                                         2003              2002                2003            2002
                                                     --------------------------------     -------------------------------
Revenues:
      McLaren Traction                               $     50,000      $   198,380        $   191,940      $   433,065
      McLaren Engines                                   2,257,254        2,645,270          4,243,624        5,765,962
      McLaren Performance Products                      2,379,261          790,851          3,407,278        1,517,359
      Intercompany Eliminations                           (13,513)         (37,391)           (37,066)         (75,319)
                                                     --------------------------------     -------------------------------

                                                     $  4,673,002      $ 3,597,110        $ 7,805,776      $ 7,641,067
                                                     ================================     ===============================

Income (Loss) Before Taxes
      McLaren Traction                               $     50,000      $    45,281        $   191,940      $   115,345
      McLaren Engines                                     175,941         (116,179)           212,644         (216,582)
      McLaren Performance Products                         (4,825)         (68,309)          (205,443)        (162,335)
      McLaren Corporate                                  (245,727)        (228,889)          (493,074)        (410,753)
                                                     --------------------------------     -------------------------------

                                                     $    (24,611)     $  (368,096)       $  (293,933)     $  (674,325)
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

The following table illustrates the effect on net income(loss) and net income(loss) per share if we had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, "Accounting for Stock-Based
Compensation--an Amendment of FASB Statement No. 123" to options issued to employees and Board members:


                                                        Three Months Ended               Six Months Ended
                                                             March 31                         March 31
                                                   -----------------------------   ----------------------------
                                                       2003             2002            2003            2002
                                                   -----------------------------   ----------------------------

Net income(loss), as reported                            25,951       (353,840)        (173,927)       (628,086)
Deduct:  Additional compensation expense                (68,420)       (76,300)         (94,081)       (146,926)
                                                   -----------------------------   ----------------------------

    Proforma net loss                                   (42,469)      (430,140)        (268,008)       (775,012)
                                                   =============================   ============================


Net earnings(loss) per share

     Basic as reported                                     0.00          (0.03)           (0.01)          (0.05)
                                                   =============================   ============================
     Basic pro forma                                       0.00          (0.04)           (0.02)          (0.07)
                                                   =============================   ============================


     Diluted as reported                                   0.00          (0.03)           (0.01)          (0.05)
                                                   =============================   ============================
     Diluted pro forma                                     0.00          (0.03)           (0.01)          (0.07)
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

                                                 Three Months Ended                     Six Months Ended
                                                      March 31                              March 31
                                             ----------------------------       -------------------------------
                                                 2003            2002               2003              2002
                                             ----------------------------       -------------------------------
Net income(loss):

Reported net income(loss)                    $    25,951     $   (353,840)      $    (173,927)    $    (628,086)
  Amortization of goodwill and other
   indefinite lived intangible assets                  -           24,453                   -            53,260
                                             ----------------------------       -------------------------------

    Adjusted net income(loss)                $    25,951     $   (329,387)      $    (173,927)    $    (574,826)
                                             ============================       ===============================

Basic net income(loss) per share

Reported net income(loss)                    $      0.00     $      (0.03)      $       (0.01)    $       (0.05)
  Amortization of goodwill and other
   indefinite lived intangible assets        $      0.00     $       0.00       $        0.00     $        0.00
                                             ----------------------------       ---------------------------------

    Adjusted net income(loss)                $      0.00     $      (0.03)      $       (0.01)    $       (0.05)
                                             ============================       ===============================

Diluted net income(loss) per share

Reported net income(loss)                    $      0.00     $      (0.03)      $       (0.01)    $       (0.05)
  Amortization of goodwill and other
   indefinite lived intangible assets        $      0.00     $       0.00       $        0.00     $        0.00
                                             ----------------------------       -------------------------------

    Adjusted net income(loss)                $      0.00     $      (0.03)      $       (0.01)    $       (0.05)
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

The Company showed net income of $25,951 for the three months ended March 31,2003 compared to a loss of $353,840 for the three months ended March 31, 2002. Revenues were $4,673,002 compared to $3,597,110 for the same period last year. The increase of 30% was due in part to our Performance Products division and the increases in McLaren Engines core services. Cash flow from operations was $233,796 for the period ended March 31, 2003, compared to $316,100 for the same period last year.

For the six months ended March 31, 2003, the Company showed a loss of $173,927 compared to a loss of $628,086 for the six months ended March 31, 2002. Revenues for the six months ended March 31, 2003 were $7,805,776 compared to $7,641,067.

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

2.     Linamar Demand Promissory Note dated March 24, 2003.

3. Non-binding Letter of Intent dated March 26, 2003, by and between the Company and Linamar; Amendment to the Letter of Intent dated April 9, 2003.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

   (a) EXHIBITS. The following exhibits are filed herewith electronically:

       31.1 Certification of the Chief Executive Officer Required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       31.2 Certification of the Chief Financial Officer Required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       32.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       32.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       99.1 Non-binding Letter of Intent dated March 26, 2003, by and between the Company and Linamar

       99.2   Amendment to the Letter of Intent dated April 9, 2003

       99.3   Form of Employee Retention Stock Option Agreement dated March 18,
              2003

       Pursuant to Rule 12b-31, only one copy of the Employee Retention Stock Option Agreement is attached as exhibit 99.3 because the foregoing agreements are substantially identical in all material respects except with respect to the following information:

       Name                    Total Option Shares
-------------------------------------------------------
       1. Lee Carducci                 50,000
       2. Geoff Owen                  120,000
       3. Wiley McCoy                 210,000
       4. Chris Panzl                  75,000
       5. Russ Pollack                 45,000

       99.4   Linamar Demand Promissory Note dated March 24, 2003

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

                                       McLAREN PERFORMANCE TECHNOLOGIES, INC.


Date: August 22, 2003

                                       /s/  Chris J. Panzl
                                       _________________________________________
                                       Chris J. Panzl, Chief Financial Officer