Form 10QSB/A
period 2003-06-30
MCLAREN PERFORMANCE TECHNOLOGIES INC
filed 2003-08-22
CIK 789547

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

As of June 30, 2003 - Restated

Assets

Current assets:
Cash and cash equivalents	$255,154
Accounts receivable, net of allowance for doubtful accounts of $35,000	2,917,980
Inventories	447,888
Prepaid expenses and other	330,096

Total current assets	3,951,118

Property and equipment, net of accumulated depreciation and amortization	8,276,531

Intangible assets, net of accumulated amortization	2,110,766

Total assets	$14,338,415

Liabilities and stockholders’ equity

Current liabilities:
Line of credit payable	$2,120,387
Accounts payable	2,495,656
Customer deposits	115,661
Accrued payroll and related costs	198,084
Other accrued liabilities	401,340
Current portion of capital lease obligations	326,685
Current portion of long term debt	5,326,839

Total current liabilities	10,984,652

Capital lease obligations, net of current portion	433,711

Long-term debt, net of current portion	119,128

Deferred taxes	554,453

Total liabilities	12,091,944

Stockholders’ equity:
Preferred stock, $.001 par value
Authorized—10,000,000 shares No shares issued or outstanding	—
Common stock, $.00001 par value
Authorized—20,000,000 shares Issued and outstanding 11,987,232 shares	120
Additional paid in capital	16,946,806
Accumulated deficit	(14,677,907)
Less: Treasury stock, 8,700 shares	(81,907)
Accumulated comprehensive gain	59,359

Total stockholders’ equity	2,246,471

Total liabilities and stockholders’ equity	$14,338,415

See accompanying notes to consolidated condensed unaudited financial statements.

MCLAREN PERFORMANCE TECHNOLOGIES, INC.

CONSOLIDATED CONDENSED UNAUDITED STATEMENTS OF OPERATIONS

For the three and nine month periods ended June 30, 2003 and 2002

	For the three months ended June 30		For the nine months ended June 30
	2003 (Restated)	2002	2003 (Restated)	2002
Revenues:
License and royalties	$108,060	$165,523	$300,000	$508,588
Service and product revenues	4,143,473	4,067,227	11,757,309	11,365,229

Total Revenues	4,251,533	4,232,750	12,057,309	11,873,817

Cost of revenues	3,536,331	3,204,051	9,580,449	9,141,151

Gross profit	715,202	1,028,699	2,476,860	2,732,666

Operating expenses:
Research and development	—	136,538	—	275,190
Selling, general and administrative	1,291,395	1,031,645	3,224,989	3,043,459

	1,291,395	1,168,183	3,224,989	3,318,649

Loss from operations	(576,193)	(139,484)	(748,129)	(585,983)

Other income(expense)
Interest income	29	233	830	1,079
Interest expense	(145,997)	(139,383)	(410,443)	(407,048)
Foreign exchange gain	99,614	47,939	209,079	66,057
Other	27,221	(7,816)	59,403	13,059

	(19,133)	(99,027)	(141,131)	(326,853)

Loss before income taxes	(595,326)	(238,511)	(889,260)	(912,836)

Provision for income taxes	(65,280)	(330)	(185,286)	(46,569)

Net loss	$(530,046)	$(238,181)	$(703,974)	$(866,267)

Basic and diluted net loss per share	$(0.04)	$(0.02)	$(0.06)	$(0.07)

Weighted average number of basic and diluted common shares outstanding	11,971,147	11,946,103	11,969,594	11,919,508

Comprehensive loss:

Net loss	$(530,046)	$(238,181)	$(703,974)	$(866,267)
Foreign currency translation adjustment	48,428	35,815	89,711	27,782

Comprehensive loss	$(481,618)	$(202,366)	$(614,263)	$(838,485)

See accompanying notes to consolidated condensed unaudited financial statements.

MCLAREN PERFORMANCE TECHNOLOGIES, INC.

CONSOLIDATED CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS

For the nine month periods ended June 30, 2003 and 2002

	2003 (Restated)	2002
Cashflows from operating activities
Net loss	$(703,974)	$(866,267)
Adjustments to reconcile net loss to
net cash provided by operating activities
Depreciation and amortization	824,878	658,303
Deferred compensation	98,171	—
Loss on disposal of equipment	5,035	—
(Loss) Gain on foreign currency translation	(214,841)	27,782
Change in deferred taxes	(169,376)	31,655
Changes in operating assets and liabilities:
Accounts receivable	(68,452)	188,254
Inventories	182,834	189,455
Prepaid expenses and other	(71,899)	(21,222)
Accounts payable	107,456	23,402
Customer deposits	73,661	(6,000)
Accrued payroll and related costs	(84,276)	(73,852)
Other accrued liabilities	86,601	(70,388)

Net cash provided by operating activities	65,818	81,122

Cash flows from investing activities
Additions to property and equipment	(486,773)	(483,180)
Additions to intangible assets	—	(10,281)

Net cash used in investing activities	(486,773)	(493,461)

Net cash from financing activities
Net change in line of credit	1,088,780	305,202
Proceeds from issuance of common stock	—	218,388
Borrowings under notes payable	243,500	1,403,000
Repayments of notes payable	(826,880)	(1,346,537)
Repayments of capital leases obligations	(260,573)	(236,520)

Net cash provided by financing activities	244,827	343,533

Effect of exchange rate differences on cash and cash equivalents	18,587	—

Net decrease in cash and cash equivalents	(157,541)	(68,806)

Cash and cash equivalents at beginning of period	412,695	273,796

Cash and cash equivalents at end of period	$255,154	$204,990

Redemption of common stock offset against other receivables	$2,500	$—

Issuance of common stock offset against liabilities	$11,060	$—

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

The accompanying financial statements have been restated to recognize $85,081 and $98,171 in the three and nine month periods, respectively, of compensation expense and additional paid in capital resulting from the excess of the consideration offered by Linamar Corporation over the exercise price of the options which excess is being recognized over the eight month vesting period of the options. The effect of the restatement was to increase selling, general and administrative expenses and the net loss by $85,081 and $98,171 for the three and nine months ended June 30, 2003, respectively.

The total number of shares represented by the grants under the retention stock option agreements is 500,000 at an exercise price of $.43 per share. The total compensation expense to be recognized is $230,000, of which $85,081 is recognized in the period ended June 30, 2003. The $230,000 represents the 500,000 option shares at $.46 (which represents the approximately $.89 cash consideration to be paid by Linamar Corporation less the exercise price of $.43). The $.8875 cash consideration to be paid by Linamar Corporation was determined based on arm’s-length negotiations between the Company and Linamar Corporation.

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

Financial information by reportable segment for the three and nine month periods ended June 30, 2003 and 2002 is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Revenues:
McLaren Traction	$108,060	$180,523	$300,000	$613,588
McLaren Engines	1,858,580	3,095,334	6,102,204	8,861,296
McLaren Performance Products	2,337,465	982,711	5,744,743	2,500,070
Intercompany Eliminations	(52,572)	(25,818)	(89,638)	(101,137)

	$4,251,533	$4,232,750	$12,057,309	$11,873,817

Income (Loss) Before Taxes
McLaren Traction	$108,060	$43,605	$300,000	$158,950
McLaren Engines	(144,773)	140,127	67,871	(76,455)
McLaren Performance Products	(113,151)	(61,256)	(318,594)	(223,591)
McLaren Corporate	(445,462)	(360,987)	(938,537)	(771,740)

	$(595,326)	$(238,511)	$(889,260)	$(912,836)

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

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation—an Amendment of FASB Statement No. 123” to options issued to employees and Board members:

	Three Months Ended June 30		Nine Months Ended June 30
	2003	2002	2003	2002
Net loss, as reported	(530,046)	(238,181)	(703,974)	(866,267)
Deduct: Additional compensation expense	(85,204)	(98,739)	(179,285)	(245,665)

Proforma net loss	(615,250)	(336,920)	(883,259)	(1,111,932)

Net loss per share
Basic and diluted as reported	(0.04)	(0.02)	(0.06)	(0.07)

Basic and diluted pro forma	(0.04)	(0.03)	(0.08)	(0.09)

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

	Three Months Ended June 30		Nine Months Ended June 30
	2003	2002	2003	2002
Net loss:
Reported net loss	$(530,046)	$(238,181)	$(703,974)	$(866,267)
Amortization of goodwill and other indefinite lived intangible assets	—	34,258	—	87,518

Adjusted net loss	$(530,046)	$(203,923)	$(703,974)	$(778,749)

Basic and diluted net loss per share
Reported net loss	$(0.04)	$(0.02)	$(0.06)	$(0.07)
Amortization of goodwill and other indefinite lived intangible assets	$0.00	$0.00	$0.00	$0.01

Adjusted net loss	$(0.04)	$(0.02)	$(0.06)	$(0.07)

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

The Company showed a net loss of $530,046 for the three months ended June 30, 2003, compared to a net loss of $238,181 for the three months ended June 30, 2002. Revenues were $4,251,533 compared to $4,232,750 for the same period last year. The increased net loss of some 82% this is due in part to increases in our legal expenses resulting from the pending merger of the company, accompanied by the fact we had no high margin engine audit testing work and various start up expenses associated with new projects. Cash flow from operations was $65,818 for the period ended June 30, 2003, compared to $81,122 for the same period last year.

For the nine months ended June 30, 2003, the Company showed a loss of $703,974 compared to a loss of $866,267 for the nine months ended June 30, 2002. Revenues for the nine months ended June 30, 2003 were $12,057,309 compared to $11,873,817, an increase of 2%.

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

Date: August 22, 2003